Form 10-Q
period 2021-09-30
OLAPLEX HOLDINGS, INC.
filed 2021-11-10
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number  001-40860
________________________
Olaplex Holdings, Inc.
(Exact name of registrant as specified in its charter)
________________________

Delaware	87-1242679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Address not applicable1
(Address of principal executive offices and zip code)

(310) 691-0776
(Registrant’s telephone number, including area code)
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	OLPX	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2021, registrant had 648,124,642 shares of common stock, par value $0.001 per share, outstanding.

1 Olaplex Holdings, Inc. is a fully remote company. Accordingly, it does not maintain a principal executive office.

OLAPLEX HOLDINGS, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2021
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained in or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts. When used in this document, words such as “may,” “will,” “could,” “should,” “intend,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “target,” “predict,” “project,” “seek” and similar expressions as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.

Examples of forward-looking statements include, among others, statements we make regarding: our financial position and operating results; business plans and objectives; general economic and industry trends; business prospects; future product development; growth and expansion opportunities; cybersecurity profile; and expenses, working capital and liquidity. We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward- looking statements we make.

The forward-looking statements in this Quarterly Report on Form 10-Q are predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, including such statements taken from third party industry and market reports. You should understand that the following important factors, in addition to those discussed in the section “Risk Factors” in the Company’s final prospectus, dated September 29, 2021, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on October 1, 2021 (the “IPO

Prospectus”), could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements, including the following:

•our ability to execute on our growth strategies and expansion opportunities;

•increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•our existing and any future indebtedness, including our ability to comply with affirmative and negative covenants under the Credit Agreement to which we will remain subject, until maturity, and our ability to obtain additional financing on favorable terms or at all;

•our dependence on a limited number of customers for a significant portion of our net sales;

•our ability to effectively market and maintain a positive brand image;

•changes in consumer preferences or changes in demand for haircare products or other products we may develop;

•our ability to accurately forecast consumer demand for our products;

•our ability to maintain favorable relationships with suppliers and manage our supply chain, including obtaining and maintaining shipping distribution and raw materials at favorable pricing;

•our relationships with and the performance of distributors and retailers who sell our products to haircare professionals and other customers;

•impacts on our business due to the sensitivity of our business to unfavorable economic and business conditions;

•our ability to develop, manufacture and effectively and profitably market and sell future products;

•failure of markets to accept new product introductions;

•our ability to attract and retain senior management and other qualified personnel;

•regulatory changes and developments affecting our current and future products;

•our ability to service our existing indebtedness and obtain additional capital to finance operations and our growth opportunities;

•impacts on our business from political, regulatory, economic, trade, and other risks associated with operating internationally including volatility in currency exchange rates, and imposition of tariffs;

•our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;

•the impact of material cost and other inflation and our ability to pass on such increases to our customers;

•the impact of changes in laws, regulations and administrative policy, including those that limit U.S. tax benefits or impact trade agreements and tariffs;

•the outcome of litigation and governmental proceedings;

•impacts on our business from the COVID-19 pandemic; and

•the other factors identified in the “Risk Factors” section of the IPO Prospectus.

These forward-looking statements involve known and unknown risks, inherent uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Actual results and the timing of certain events may differ materially from those contained in these forward-looking statements.

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated, expected, intended, planned or projected. We discuss many of these risks in greater detail in the “Risk Factors” section of the IPO Prospectus. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. Unless required by United States federal securities laws, we neither intend nor assume any obligation to update these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$121,479	$10,964
Accounts receivable, net of allowances of $6,867 and $1,362	59,283	14,377
Inventory	69,088	33,596
Other current assets	8,182	2,422
Total current assets	258,032	61,359
Property and equipment, net	806	34
Intangible assets, net	1,054,962	1,092,310
Goodwill	168,300	168,300
Deferred taxes	6,978	10,830
Investment in nonconsolidated entity	4,500	—
Total assets	$1,493,578	$1,332,833

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$14,303	$16,815
Accrued expenses and other current liabilities	30,894	9,862
Current portion of long-term debt	20,112	20,112
Total current liabilities	65,309	46,789
Related Party payable pursuant to Tax Receivable Agreement	232,893	—
Long-term debt	742,371	755,371
Total liabilities	1,040,573	802,160

Contingencies (Note 14)

Stockholders’ equity (Notes 1 and 12):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 648,124,642 and 647,888,387 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	648	648
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	300,884	530,025
Retained earnings	151,473	—
Total stockholders’ equity	453,005	530,673
Total liabilities and stockholders’equity	$1,493,578	$1,332,833

The accompanying notes are an integral part of these condensed consolidated financial statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$161,624	$89,447	$431,867	$189,055
Cost of sales:
Cost of product (excluding amortization)	32,462	24,569	83,859	79,236
Amortization of patented formulations	1,680	2,102	6,399	4,567
Total cost of sales	34,142	26,671	90,258	83,803
Gross profit	127,482	62,776	341,609	105,252
Operating expenses:
Selling, general, and administrative	30,257	8,215	75,323	23,291
Amortization of other intangible assets	10,182	10,182	30,547	29,643
Acquisition costs	—	488	—	16,499
Total operating expenses	40,439	18,885	105,870	69,433
Operating income	87,043	43,891	235,739	35,819
Interest (expense)	(14,987)	(9,794)	(46,052)	(28,577)
Other (expense) income, net	(213)	(29)	(417)	(155)
Income before provision for income taxes	71,843	34,068	189,270	7,087
Income tax provision	15,252	5,753	37,797	1,197
Net income	$56,591	$28,315	$151,473	$5,890
Comprehensive income	$56,591	$28,315	$151,473	$5,890
Net income per share:
Basic	$0.09	$0.04	$0.23	$0.01
Diluted	$0.08	$0.04	$0.22	$0.01
Weighted average common shares outstanding:
Basic	648,124,642	647,888,387	648,082,081	631,143,589
Diluted	690,711,782	653,036,893	689,108,272	632,877,840
The accompanying notes are an integral part of these condensed consolidated financial statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(amounts in thousands, except number of shares)
(Unaudited)

	Shares (Note 1)	Amount	Additional Paid in Capital	Retained Earnings	Total Equity
Balance - December 31, 2020	647,888,387	$648	$530,025	$—	$530,673
Issuance of common stock	236,255	—	633	—	633
Net income	—	—	—	94,882	94,882
Share-based compensation expense	—	—	1,174	—	1,174
Balance – June 30, 2021	648,124,642	$648	$531,832	$94,882	$627,362

Net income	—	—	—	56,591	56,591
Tax receivable agreement	—	—	(232,893)	—	(232,893)
Share-based compensation expense	—	—	1,945	—	1,945
Balance – September 30, 2021	648,124,642	$648	$300,884	$151,473	$453,005

	Shares (Note 1)	Amount	Additional Paid in Capital	Retained Earnings	Total Equity
Balance - January 1, 2020
Issuance of common stock	647,888,387	$648	$959,220	$—	$959,868
Net loss	—	—	—	(22,425)	(22,425)
Share-based compensation expense	—	—	421	—	421
Balance – June 30, 2020	647,888,387	$648	$959,641	$(22,425)	$937,864

Net income	—	—	—	28,315	28,315
Share-based compensation expense	—	—	516	—	516
Balance – September 30, 2020	647,888,387	$648	$960,157	$5,890	$966,695

The accompanying notes are an integral part of these condensed consolidated financial statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$151,473	$5,890
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Amortization of patent formulations	6,399	4,567
Amortization of other intangibles	30,547	29,643
Depreciation of fixed assets	87	—
Amortization of fair value of acquired inventory	—	44,519
Amortization of debt issuance costs	2,084	1,277
Deferred taxes	3,852	(3,321)
Share-based compensation expense	3,119	937
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(44,906)	(13,198)
Inventory	(35,090)	(2,488)
Other current assets	(5,760)	(2,825)
Accounts payable	9,165	3,882
Accrued expenses and other current liabilities	9,355	15,626
Net cash provided by operating activities	130,325	84,509

Cash flows from investing activities:
Purchase of property and equipment	(859)	(58)
Purchase of investment in nonconsolidated entity	(4,500)	—
Business acquisition, net of acquired cash	—	(1,381,582)
Net cash used in investing activities	(5,359)	(1,381,640)

Cash flows from financing activities:
Proceeds from the issuance of stock	633	959,867
Proceeds from Revolver	—	50,000
Principal payments of Term Loan	(15,084)	(5,625)
Payments of Revolver	—	(25,000)
Proceeds from the issuance of Term Loan	—	450,000
Payments of debt issuance costs	—	(10,526)
Net cash (used in) provided by financing activities	(14,451)	1,418,716

Net increase in cash and cash equivalents	110,515	121,585
Cash and cash equivalents - beginning of period	10,964	—
Cash and cash equivalents - end of period	$121,479	$121,585

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,105	$976
Cash paid during the year for interest	43,968	25,500
Cash paid during the year for offering and strategic transition costs	3,840	—
Supplemental disclosure of noncash activities:
Public offering and strategic transition costs included in accounts payable and accrued expenses	$4,542	$—
Increase in Related Party payable pursuant to Tax Receivable Agreement and decrease in Additional paid-in capital	232,893	—
The accompanying notes are an integral part of these condensed consolidated financial statements

OLAPLEX HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2021
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)
NOTE 1- NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Olaplex Holdings, Inc. (“Olaplex Holdings” together with its subsidiaries, the “Company” or “we”) is a Delaware corporation that was incorporated on June 8, 2021 for the purpose of facilitating an initial public offering and to enter into other related Reorganization Transactions, as described below, in order to carry on the business of Penelope Holdings Corp., (“Penelope”) together with its subsidiaries. Olaplex Holdings is organized as a holding company and operates indirectly through its wholly owned subsidiaries, Penelope and Olaplex, Inc., which conducts business under the name “Olaplex”. Olaplex is an innovative, science-enabled, technology-driven beauty company that is focused on delivering its patent-protected premium hair care products to professional hair salons, retailers and everyday consumers. Olaplex develops, manufactures and distributes a suite of haircare products strategically developed to address three key uses: treatment, maintenance and protection.
On January 8, 2020 (the “Acquisition Date”), a group of third-party investors, through Penelope, acquired 100% of the Olaplex LLC business, including the intellectual property operations of another affiliated business, LIQWD, Inc. (the “Olaplex business”) from the owners of the Olaplex business (the “Sellers”) for $1,381,582 (the “Acquisition”). Subsequent to the Acquisition Date, all of the operations of Olaplex are comprised of the operations of Olaplex, Inc.
In these financial statements, the term “Olaplex” is used to refer to either the operations of the business prior or after the Acquisition and prior to and after the initial public offering and Reorganization Transactions as discussed below, depending on the respective period discussed.
COVID-19 — On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. The Company’s operations and its financial results including net sales, gross profit, and selling, general, and administrative expenses were impacted by COVID-19 in 2020, however the Company is unable to estimate the impact of COVID-19 on its operations.
The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the ultimate duration, spread and intensity of the pandemic (including any resurgences), impact of the new COVID-19 variants and the rollout of COVID-19 vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition or liquidity. Future events and effects related to COVID-19 cannot be determined with precision and actual results could differ from estimates or forecasts.

Initial Public Offering

On October 4, 2021, Olaplex Holdings completed an initial public offering of 73,700,000 shares of its common stock (the “IPO”). All shares sold in the IPO were sold by certain existing stockholders of Olaplex Holdings at a public offering price of $21 per share. The selling stockholders received net proceeds of approximately $1,466,446, after deducting underwriting discounts and commissions. On October 8, 2021, the selling stockholders sold 11,055,000 additional shares of common stock pursuant to the full exercise by the underwriters of the IPO of their option to purchase additional shares at the initial public offering price of $21 per share. The selling shareholders received net proceeds of approximately $219,967, after deducting underwriting discounts and commissions, for the sale of these additional shares. The Company did not receive any proceeds from the IPO.

Reorganization Transactions

Prior to the IPO, Penelope Group Holdings, L.P. was the direct parent of Penelope, which is the indirect parent of Olaplex, Inc., the Company’s primary operating subsidiary. In connection with the IPO, the Company completed the following transactions (collectively the “Reorganization Transactions”):

•The limited partners of Penelope Group Holdings, L.P. including Advent International GPE IX, LP (“Fund IX”), who also held 100% of the equity interest in Penelope Group Holdings GP II, LLC (“Penelope Group Holdings GP II”), the general partner of Penelope Group Holdings, L.P., contributed 100% of their respective economic equity interests in Penelope Group Holdings, L.P. and Fund IX further contributed 100% of the equity interests in Penelope Group Holdings GP II to Olaplex Holdings in exchange for:

◦an aggregate of 648,124,642 shares of common stock of Olaplex Holdings; and

◦certain rights to payments under the Tax Receivable Agreement (as defined below);

•outstanding options to purchase shares of common stock of Penelope and outstanding cash-settled units of Penelope were converted into options to purchase shares of Olaplex Holdings and cash-settled units of Olaplex Holdings as follows:

◦outstanding vested time-based options to purchase shares of common stock of Penelope were converted into vested options to purchase an aggregate of 2,929,500 shares of common stock of Olaplex Holdings, with a corresponding adjustment to the exercise price that preserved the option’s spread value;

◦outstanding unvested time-based options to purchase shares of common stock of Penelope were converted into time-based options to purchase an aggregate of 14,314,725 shares of common stock of Olaplex Holdings, with a corresponding adjustment to the exercise price that preserves the options’ spread value and the same time-based vesting schedule that applied to the options prior to the conversion;

◦outstanding performance-based options to purchase shares of common stock of Penelope were converted into (i) vested options to purchase an aggregate of 4,315,275 shares of common stock of Olaplex Holdings, with a corresponding adjustment to the exercise price that preserved the options’ spread value, and (ii) time-based options to purchase an aggregate of 25,363,800 shares of common stock of Olaplex Holdings, with a corresponding adjustment to the exercise price that preserves the options’ spread value, that will be eligible to vest in equal installments on each of the first three anniversaries of the IPO;

◦outstanding time-based cash-settled units of Penelope were converted into an aggregate of 621,000 time-based cash-settled units of Olaplex Holdings, with a corresponding adjustment to the base price per unit that preserves the units’ spread value and the same time-based vesting schedule that applied to the unit prior to the conversion; and

◦outstanding performance-based cash-settled units of Penelope were converted into (i) an aggregate of 318,600 time-based cash-settled units of Olaplex Holdings, with a corresponding adjustment to the base price per unit that preserves the units’ spread value, that will be eligible to vest in equal installments on each of the first three anniversaries of the IPO, subject to (A) the unit holder’s continued service through the applicable vesting date and (B) the weighted average closing price per share of Olaplex Holdings’ common stock over the thirty consecutive trading days ending on the day immediately prior to the applicable vesting date equaling or exceeding $21 per share on each applicable vesting date, and (ii) an aggregate of 159,300 vested cash-settled units of Olaplex Holdings with a corresponding adjustment to the base price per unit that preserves the units’ spread value;

•The Company entered into an income tax receivable agreement (“the Tax Receivable Agreement”) under which the Company is required to pay to the former limited partners of Penelope Group Holdings, L.P. and holders of options to purchase shares of common stock of Penelope (collectively the “Pre-IPO Stockholders”) that were vested prior to the Reorganization Transactions, 85% of the cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes on its taxable income following the IPO as specified in the Tax Receivable Agreement.

•Olaplex Holdings and Olaplex Intermediate, Inc., which had received a portion of the equity interests of Penelope Group Holdings, L.P. from Olaplex Holdings, contributed 100% of the equity interests of Penelope Group Holdings, L.P. and 100% of the equity interests of Penelope Group Holdings GP II to Olaplex Intermediate II, Inc., a direct subsidiary of Olaplex Intermediate Inc.; and

•Penelope Group Holdings, L.P. and Penelope Group Holdings GP II merged with and into Olaplex Intermediate II, Inc. with Olaplex Intermediate II, Inc. surviving each merger.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements present the results of operations, financial position and cash flows of the Company, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Article 10 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by US GAAP for complete financial statements, and are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other interim period or for any other future fiscal year. The balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2020 and in conjunction with the unaudited condensed consolidated financial statements for the June 30, 2021 period ended and notes included in the IPO Prospectus. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented have been reflected. The Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.

The financial statements for prior periods give effect to the Reorganization Transactions discussed above, including the exchange of all 960,184 units of Penelope Group Holdings, L.P. for an aggregate of 648,124,642 shares of common stock of Olaplex Holdings, Inc., which is equivalent to an overall exchange ratio of one-for-675, and the conversion of options and cash-settled units of Penelope into options and cash-settled units of Olaplex Holdings at a conversion rate of one-for-675, with a corresponding adjustment to the exercise price and base price, respectively, as discussed above and in Note 11. All share and earnings per share amounts presented herein have been retroactively adjusted to give effect to the Reorganization Transactions as if they occurred in all prior periods presented.

For the periods prior to the Reorganization Transactions, Penelope and its subsidiaries, including Olaplex, Inc., are consolidated in the unaudited condensed consolidated financial statements of the Company.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of share-based options and cash-settled units; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting unit; useful lives of our tangible and intangible assets; allowance for promotions; estimated income tax and tax receivable payments; the net realizable value of, and demand for our inventory. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements established a framework for measuring fair value and established a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. The Company’s Level 1 assets consist of its marketable securities.

Level 2—Observable quoted prices for similar assets or liabilities in active markets and observable quoted prices for identical assets or liabilities in markets that are not active.

Level 3—Unobservable inputs that are not corroborated by market data.

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value, which approximates fair value due to the short-term maturity. The Company’s long-term debt is recorded at its carrying value in the consolidated balance sheets, which may differ from fair value.

The gross carrying amount of the Company’s long-term debt, before reduction of the debt issuance costs, approximates its fair values as the stated rate approximates market rates for loans with similar terms as of September 30, 2021 and December 31, 2020.

Accounting Policies

There have been no material changes in significant accounting policies as described in the Company’s consolidated financial statements for the year ended December 31, 2020 and as described in the Company’s unaudited condensed consolidated financial statements for the June 30, 2021 period in the IPO Prospectus, except as noted below.

Deferred Offering Costs

The Company incurred $702 of deferred offering costs as of June 30, 2021 in connection with the anticipated sale of the Company’s common stock in an IPO including certain legal, accounting, and other IPO related costs. During the third quarter of 2021, the Company completed the IPO. The Company expensed in the third quarter the deferred offering costs plus additional IPO and related transition costs incurred during the third quarter of 2021 for a total of $6,118 in the statement of operations and comprehensive income under selling, general and administrative expenses.

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Utilizing this criteria, the Company manages its business on the basis of three operating segments that are aggregated into one reportable segment given the operating segments have similar economic characteristics, classes of consumers, products, production, distribution methods, and operate in the same regulatory environments.

Investment in Nonconsolidated Entity

The Company uses the cost method to account for its equity investment for which these equity securities do not have readily determinable fair values and for which the Company does not have the ability to exercise significant influence. Under the cost method of accounting, the Company’s investment is carried at cost and is adjusted only for other-than-temporary declines in fair value, additional investments, plus or minus changes from observable price changes in orderly transactions or distributions deemed to be a return of capital. Earnings from cost method investments are recorded in the statement of operations and comprehensive income under other income. There are no earnings or fair value adjustments recorded to date.

Tax Receivable Agreement

As part of the IPO, we entered into the Tax Receivable Agreement under which generally we will be required to pay to the Pre-IPO Stockholders 85% of the cash savings, if any, in U.S. federal, state or local tax that we actually realize on our taxable income following the IPO (or are deemed to realize in certain circumstances) as a result of (i) certain existing tax attributes, including tax basis in intangible assets and capitalized transaction costs relating to taxable years ending on or before the date of the IPO (calculated by assuming the taxable year of the relevant entity closes on the date of this offering), that are amortizable over a fixed period of time (including in tax periods beginning after this offering) and which are available to us and our wholly-owned subsidiaries, and (ii) tax benefits attributable to payments made under the Tax Receivable Agreement, together with interest accrued at a rate equal to LIBOR (“London Interbank Offered Rate”) (or if LIBOR ceases to be published, a replacement rate with similar characteristics) plus 3% from the date the applicable tax return is due (without extension) until paid. Under the Tax Receivable Agreement, generally we will retain the benefit of the remaining 15% of the applicable tax savings.

Recently Adopted Accounting Pronouncements
The Company is an “emerging growth company” and as an emerging growth company, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
Recent Accounting Guidance Not Yet Adopted

In February 2016, the Financial Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The guidance in this ASU supersedes the leasing guidance in “Leases (Topic 840).” Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company will adopt this accounting standard on January 1, 2022 and does not believe this standard will have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. The amendments in the ASU are effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early application of the amendments is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 31, 2022 with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
NOTE 3 – NET SALES
The Company distributes products through national and international professional distributors and retailers as well as direct-to-consumer (“DTC”) through e-commerce channels. The marketing and consumer engagement benefits that the Company’s channels provide are integral to the Company’s brand and product development strategy and drive sales across channels. As such, the Company’s three business channels consist of professional, specialty retail and DTC as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales by Channel:
Professional	$74,978	$47,573	$201,855	$103,768
Specialty retail	46,343	20,313	116,201	36,919
DTC	40,303	21,561	113,811	48,368
Total Net sales	$161,624	$89,447	$431,867	$189,055

Revenue by major geographic region is based upon the geographic location of customers who purchase our products. During the three and nine months ended September 30, 2021 and September 30, 2020, our net sales to consumers in the United States and International regions were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales by Geography:
United States	$93,611	$45,969	$252,224	$101,978
International	68,013	43,478	179,643	87,077
Total Net sales	$161,624	$89,447	$431,867	$189,055
United Kingdom (“U.K”) net sales for the three and nine months ended September 30, 2021 and September 30, 2020 were 15% and 15% and 13% and 14% of total net sales, respectively. No other International country exceeds 10% of total net sales.
NOTE 4 - INVENTORY
Inventory as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$10,677	$7,773
Finished goods	58,411	25,823
Inventory	$69,088	$33,596

NOTE 5 - INVESTMENT IN NONCONSOLIDATED ENTITY

Our investment in and advances to our nonconsolidated entity as of September 30, 2021 represents our investment in a limited liability company. We do not control or have significant influence over the operating and financial policies of this affiliate.

We account for this investment using the cost method and adjust only for other than temporary declines in fair value, additional investments, plus or minus changes from observable price changes in orderly transactions or distributions deemed to be a return of capital. Our investment is classified as a long-term asset in our consolidated balance sheet and consists of the following:

	September 30, 2021	December 31, 2020
Capital contributions, net of distributions and impairments	$4,500	$—
Total investments in and advances to nonconsolidated affiliate	$4,500	$—
NOTE 6 - BUSINESS COMBINATIONS
On January 8, 2020, the Company completed the Acquisition to acquire the net assets of the Olaplex business and 100% of voting equity interests. The purchase price was $1,381,582 in net cash paid.

Information regarding the net cash consideration paid and fair value of the assets and liabilities assumed at the Acquisition Date is as follows:

Fair value of assets acquired	$1,216,259
Goodwill	168,300
Fair value of liabilities assumed	(2,977)
Net cash paid for acquisition	$1,381,582

Purchase price is comprised of:
Cash, net of acquired cash	$1,381,582
Net cash paid for acquisition	$1,381,582

Allocation of purchase price:
Net tangible assets (liabilities):
Inventory	$61,262
Accounts receivable and other current assets	7,595
Deferred tax assets	6,402
Liabilities	(2,977)
Net tangible assets	72,282
Identifiable intangible assets:
Brand name	952,000
Product formulations	136,000
Customer relationships	53,000
Total identifiable intangible assets	1,141,000
Goodwill	168,300
Net assets acquired	$1,381,582
For this Acquisition, brand name, product formulations, and customer relationships were assigned estimated useful lives of 25 years, 15 years, and 20 years, respectively, the weighted average of which is approximately 23.6 years.
Costs related to the Acquisition are expensed as incurred. In connection with the Acquisition, the Company recorded transaction expenses totaling $488 and $16,499 for the three and nine months ended September 30, 2020, respectively, within the unaudited condensed consolidated statements of operations and comprehensive income.
NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised of the following:

	September 30, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated amortization	Net carrying amount
Brand name	25 years	$952,000	$(65,794)	$886,206
Product formulations	15 years	136,000	(15,665)	120,335
Customer relationships	20 years	53,000	(4,579)	48,421
Total finite-lived intangibles		1,141,000	(86,038)	1,054,962
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,309,300	$(86,038)	$1,223,262
Amortization expense on the finite-lived intangible assets were $11,862 and $36,946 for the three and nine months ended September 30, 2021, respectively, and $12,284 and $34,210 for the three and nine months ended September 30, 2020. The amortization of brand name and customer relationships of $10,182 and $10,182 and $30,547 and $29,643 for the three and nine months ended September 30, 2021 and 2020, respectively, is recorded in the consolidated statements of operations and comprehensive income.

The amortization for patented formulations for the three and nine months ended September 30, 2021, respectively, is $2,267 and $6,800. The Company expensed $1,680 of patent amortization in cost of sales for the three months ended September 30, 2021 and capitalized $587 to inventory and expensed $6,399 in cost of sales for the nine months ended September 30, 2021 with $401 capitalized to inventory.

The amortization for patented formulations for the three and nine months ended September 30, 2020, respectively, is $2,267 and $6,598. The Company expensed $2,102 of patent amortization in cost of sales for the three months ended September 30, 2020 and capitalized $164 to inventory and expensed $4,567 in cost of sales for the nine months ended September 30, 2020 with $2,031 capitalized to inventory.

	December 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated amortization	Net carrying amount
Brand name	25 years	$952,000	$(37,234)	$914,766
Product formulations	15 years	136,000	(8,865)	127,135
Customer relationships	20 years	53,000	(2,591)	50,409
Total finite-lived intangibles		1,141,000	(48,690)	1,092,310
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,309,300	$(48,690)	$1,260,610
NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Deferred revenue	$5,652	$2,314
Accrued sales and income taxes	9,342	3,100
Accrued other	8,439	2,931
Payroll liabilities	7,461	1,517
Accrued expenses and other current liabilities	$30,894	$9,862
NOTE 9 - LONG-TERM DEBT
Debt consisted of the following on September 30, 2021:

	January 2020 Credit Agreement	December 2020 Amendment	Total
Long-term debt
Original term loan borrowing	$433,125	$341,138	$774,263
Debt issuance costs	(7,434)	(4,346)	(11,780)
Total term loan debt	425,691	336,792	762,483
Less: Current portion	(11,250)	(8,862)	(20,112)
Long-term debt, net of current portion	$414,441	$327,930	$742,371

Debt consisted of the following on December 31, 2020:

	January 2020 Credit Agreement	December 2020 Amendment	Total
Long-term debt
Original term loan borrowing	$441,562	$347,785	$789,347
Debt issuance costs	(8,810)	(5,054)	(13,864)
Total term loan debt	432,752	342,731	775,483
Less: Current portion	(11,250)	(8,862)	(20,112)
Long-term debt, net of current portion	$421,502	$333,869	$755,371
On January 8, 2020, the Company entered into a secured credit agreement (the “Original Credit Agreement”), consisting of a $450,000 term loan facility (the “Term Loan Facility”) and a $50,000 revolving facility (the “Revolver” and together with the Term Loan Facility, the “Credit Facilities”), which includes a $10,000 letter of credit sub-facility and a $5,000 swingline loan facility. In addition, on December 18, 2020, the Company entered into a First Incremental Amendment to the Credit Agreement (the “Amendment,” and together with the Original Credit Agreement, the “Credit Agreement”) to increase the Term Loan Facility by $350,000 and increase the Revolver capacity by $1,000 to a revised $800,000 Term Loan Facility and $51,000 Revolver. The unused balance of the Revolver as of December 31, 2020 was $51,000.

Under the Original Credit Agreement, the Company incurred original issue discount (“OID”) costs of $10,000, and $527 of third-party issue costs. In connection with the incremental borrowing pursuant to the Amendment, the Company incurred OID costs of $3,500 and $1,590 of third-party issue costs.

The interest rate on outstanding debt under the Term Loan Facility is 7.5%. The interest rates for all facilities are calculated based upon the Company’s election between the published LIBOR rate at time of election plus an additional interest rate spread, or the Alternate Base Rate plus an additional interest rate spread. As of September 30, 2021 and December 31, 2020, there was no balance outstanding under the Revolver, including letters of credit and swingline loans. Interest expense, inclusive of debt amortization, was $14,987 and $9,794 for the three months ended September 30, 2021 and 2020, respectively, and $46,052 and $28,577 for the nine months ended September 30, 2021 and September 30, 2020, respectively, and was recorded in interest (expense) income, net in the consolidated statements of operations and comprehensive income.
The Credit Agreement includes reporting, financial, and maintenance covenants that require, among other things, for the Company to comply with certain maximum secured leverage ratios, which the Company was in compliance with on September 30, 2021 and December 31, 2020. Substantially all the assets of the Company constitute collateral under the Term Loan and Revolver facilities.
NOTE 10 - INCOME TAXES

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjusts the provision for discrete tax items recorded in the period.

For the three months ended September 30, 2021 and 2020, the Company recorded income tax expense of $15,252 and $5,753, respectively, resulting in effective tax rates of 21.2% and 16.9%, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $37,797 and $1,197, respectively, resulting in effective tax rates for the nine months ended September 30, 2021 and 2020 of 20.0% and 16.9%, respectively.

Compared to the U.S. federal statutory tax rate of 21%, the effective tax rates for the three and nine months ended September 30, 2021 and 2020 were reduced by the benefit associated with the foreign derived intangible income deduction (FDII), which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate. For the three and nine months ended September 30, 2021, the benefit of the FDII deduction was offset by the unfavorable impact of non-recurring IPO costs that were not deductible for tax purposes.

Tax Receivable Agreement

Based on current tax laws and assuming that the Company earns sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement, (i) we expect that future payments under the Tax Receivable Agreement relating to certain tax benefits related to certain existing tax attributes, including tax basis in intangible assets and capitalized transaction costs relating to taxable years ending on or before the date of the IPO (calculated by assuming the taxable year of the relevant entity closes on the date of the IPO), that are amortizable over a fixed period of time (including in tax periods beginning after this offering) and which are available to the Company and its wholly-owned subsidiaries could aggregate to $232,893 over the 14-year period under the Tax Receivable Agreement and (ii) we expect material payments to occur beginning in 2023. Payments under the Tax Receivable Agreement are not conditioned upon the parties’ continued ownership of the company. The Tax Receivable payment obligation was recorded as a non-current liability on the unaudited condensed consolidated balance sheet with a corresponding decrease in Additional paid-in capital.
NOTE 11 – SHARE-BASED COMPENSATION
On September 17, 2021, the Company adopted the Olaplex Holdings 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance awards, and other stock-based awards to employees, directors and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2021 Plan (subject to adjustment as described below) is 45,368,725 shares of common stock, plus the number of shares of common stock underlying awards granted under the Penelope Holdings Corp. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) that on or after September 17, 2021 expire or become unexercisable, are forfeited to, or repurchased for cash by, the Company are settled in cash, or otherwise become available again for grant under the 2020 Plan discussed below.

The total number of shares of common stock of the Company available for issuance under the 2021 Plan will increase automatically on January 1 of each year beginning in 2023 and continuing through and including 2031 by the lesser of (i) three percent (3%) of the number of shares of common stock outstanding as of such date and (ii) the number of shares of common stock determined by the Company’s Board of Directors on or prior to such date for such year. The number of shares available for issuance under the 2021 Plan will not be increased by any shares of common stock delivered under the 2021 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises.

Prior to the IPO and the Reorganization Transactions, Penelope previously granted share-based options to purchase common stock of Penelope under the 2020 Plan with vesting based on either service or market (performance) conditions. Immediately prior to the Reorganization Transactions, each option to purchase shares of common stock of Penelope was converted into an option to purchase 675 shares of common stock of Olaplex Holdings, with a corresponding adjustment to the option’s exercise price to preserve its spread value, and each cash-settled unit of Penelope was converted to 675 cash-settled units of Olaplex Holdings, with a corresponding adjustment to the unit’s base price to preserve its spread value, as further described in this Note 11. No further awards will be made under the 2020 Plan.

Conversion of Shared-Based Options in Reorganization Transactions

As a result of the Reorganization Transactions, the options to purchase shares of common stock of Penelope were converted into options to purchase an aggregate of 46,923,300 shares of common stock of Olaplex Holdings, in each case with a corresponding adjustment to the exercise price that preserved the option’s spread value, as follows:

•outstanding vested time-based options to purchase shares of common stock of Penelope were converted into vested options to purchase an aggregate of 2,929,500 shares of common stock of Olaplex Holdings;
•outstanding unvested time-based options to purchase shares of common stock of Penelope were converted into time-based options to purchase an aggregate of 14,314,725 shares of common stock of Olaplex Holdings that will be eligible to vest as described under “Converted Time-Based Options” below;
•outstanding performance-based options to purchase shares of common stock of Penelope were converted into (i) time-based options to purchase an aggregate of 25,363,800 shares of common stock of Olaplex Holdings that will be eligible to vest as described under “Converted Performance-Based Options” below, and (ii) vested options to purchase an aggregate of 4,315,275 shares of common stock of Olaplex Holdings;

Converted Time-Based Options

All converted outstanding time-based options are in the form of options to purchase common stock of Olaplex Holdings with vesting based on the option holder’s continued service. The original time-based options that were converted are eligible to vest in five equal installments on the first five anniversaries from the vesting start date, subject to the option holder’s continued service through the applicable vesting date and are ratably expensed over a five-year service period from the original grant date.

Converted Performance-Based Options

The performance-based options that were converted to time-based options to purchase common stock of Olaplex Holdings are eligible to vest in three equal installments on the first three anniversaries of the consummation of the IPO, subject to the option holder’s continued service through the applicable vesting date and are ratably expensed over a three-year service period from the consummation of the IPO.

IPO Option Grants

In connection with the IPO, the Company granted, under the 2021 Plan, time-based options to purchase an aggregate of 351,058 shares of common stock of the Company to certain employees. The options are eligible to vest in four equal installments on the first four anniversaries of the grant date, subject to the option holder’s continued service through the applicable vesting date and are ratably expensed over a four-year service period from the grant date.

As of September 30, 2021, a total of 92,292,025 shares have been authorized for issuance under the 2020 Plan and 2021 Plan, with 45,017,667 remaining available to grant under the 2021 Plan and no shares available for issuance under the 2020 Plan. As of September 30, 2021, there were outstanding options to purchase an aggregate of 47,274,358 shares with 46,923,300 shares outstanding under the 2020 Plan and 351,058 shares outstanding under the 2021 Plan. As of September 30, 2021, there were options to purchase an aggregate of 2,362,500 shares forfeited under the 2020 Plan.
Share-based compensation expense for the three and nine months ended September 30, 2021 of $1,945 and $3,119, respectively, was recognized in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income. As of September 30, 2021, the Company had not recognized compensation costs on unvested share-based options of $11,908 with a weighted average remaining recognition period of 3.58 years.

Share-based compensation expense for the three and nine months ended September 30, 2020 of $516 and $937, respectively, was recognized in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. As of September 30, 2020, the Company had not recognized compensation costs on unvested share-based options of $10,018 with a weighted average remaining recognition period of 4.6 years for time-based and 3.75 years for performance-based options.

Time-based service options

The following table summarizes the activity for options that vest solely based upon the satisfaction of a time-based service condition shown on a converted basis to reflect the Reorganization Transactions for all periods as follows:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Options Outstanding	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at Beginning of Period	15,997,500	$0.88	—	$—
Granted	2,947,783	5.30	15,803,775	0.87
Cancelled/Forfeited	(1,350,000)	(0.97)	—	—
Converted Performance to Time-Based	25,363,800	0.92	—	—
Outstanding at End of Period	42,959,083	$1.20	15,803,775	$0.87
Vested and Exercisable	2,929,500	$0.87	—	$—
Additional information relating to time-based service options is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Share-based compensation expense	$571	$370	$1,414	$667
Weighted-average grant date fair value of options granted (per share)	$6.03	$0.63	$1.65	$0.53

The fair value of time-based options granted were calculated using the following assumptions:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Expected term (years)	6.50 - 7.00	6.50
Expected volatility (%)	25 - 30	30
Risk-free interest rate (%)	1.07 - 1.62	0.365 - 1.87
Expected dividend yield (%)	—	—

Performance-based options
The following table summarizes the activity for options that vest based upon the satisfaction of a performance condition as follows:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Options Outstanding	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at Beginning of Period	28,732,050	$0.81	—	$—
Granted	1,959,525	3.19	28,588,275	0.80
Cancelled/Forfeited	(1,012,500)	(0.97)	—	—
Converted Performance to Time-Based	(25,363,800)	(0.92)	—	—
Outstanding at End of Period	4,315,275	$1.23	28,588,275	$0.80
Vested and Exercisable	4,315,275	$1.23	—	$—

Additional information relating to performance-based options is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Share-based compensation expense	$1,374	$146	$1,705	$270
Weighted-average grant date fair value of options granted (per share)	$—	$0.15	$0.74	$0.09
The fair value of performance-based options granted were calculated using the following assumptions:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Expected term (years)	0.40	4.00
Expected volatility (%)	30	30
Risk-free interest rate (%)	1.48 - 1.62	1.87
Expected dividend yield (%)	49	—
Treatment of Cash-Settled Units in Reorganization Transactions

In addition, as a result of the Reorganization Transactions, the cash-settled units of Penelope were converted into an aggregate of 1,098,900 cash-settled units of Olaplex Holdings, in each case with a corresponding adjustment to the base price per unit that preserves the units’ spread value, as follows:

•outstanding time-based cash-settled units of Penelope were converted into an aggregate of 621,000 time-based cash-settled units of Olaplex Holdings that will be eligible to vest as described under “Converted Time-Based Cash-Settled Units” below; and
•outstanding performance-based cash-settled units of Penelope were converted into (i) an aggregate of 318,600 time-based cash-settled units of Olaplex Holdings that will be eligible to vest as described under “Converted Performance-Based Cash-Settled Units” below, and (ii) an aggregate of 159,300 vested cash-settled units of Olaplex Holdings.

Converted Time-Based Cash-Settled Units

The converted time-based cash-settled units are eligible to vest in five equal installments on the first five anniversaries of the vesting start date, subject to the option holder’s continued service through the applicable vesting date. The time-based cash-settled units are liability awards and are fair valued at each reporting period and recognized as compensation expense over a five-year service period.

Converted Performance-Based Cash-Settled Units

Following the IPO, the converted performance cash-settled units are eligible to vest in three equal installments on the first three anniversaries of the consummation of the IPO, subject to (i) the unit holder’s continued service through the applicable vesting date and (ii) the weighted average closing price per share over the thirty (30) consecutive trading days ending on the day immediately prior to the applicable vesting date equaling or exceeding the IPO price of $21 on each applicable vesting date. The performance-based cash-settled awards are liability awards and are fair valued at each reporting period and contingent upon achieving a market condition and not expensed until the market condition is achieved.

For the three and nine months ended September 30, 2021, $4,279 and $4,427 of compensation expense (and liability) was recognized for the time-based and vested cash-settled units, respectively, by the Company in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income. The Company subsequently paid an aggregate of $2,872 to the holders of the 159,300 performance-based cash-settled units that vested in connection with the Reorganization Transactions and IPO. As of September 30, 2021, the unrecognized compensation for time-based units is $11,848.

In the event the contingent market condition and continued service requirement for performance-based cash-settled units is achieved, 33.33% of the cash-settled units shall vest on each of the first three anniversaries of October 4, 2021, with the Company paying an aggregate of $6,859 to holders of these units based on the September 30, 2021 assumptions noted below. The performance-based cash-settled units are liability awards and are fair valued at each reporting period.

The following table summarizes the activity for units that vest based upon the satisfaction of time and performance-based conditions as follows:

	Nine Months Ended September 30, 2021
	Time-based	Performance-based
Outstanding at Beginning of Period	—	—
Granted	684,450	526,500
Cancelled/Forfeited	(63,450)	(48,600)
Outstanding at End of Period	621,000	477,900
Vested at September 30, 2021	—	159,300
The fair value of time-based cash-settled units granted were calculated using the following assumptions:

Nine Months Ended September 30, 2021
Expected term (years)	0.40 – 4.40
Expected volatility (%)	25
Risk-free interest rate (%)	0.80
Expected dividend yield (%)	—
The unrecognized compensation expense for converted cash-settled units was calculated using the following assumptions:

Nine Months Ended September 30, 2021
Stock Price at September 30, 2021	$24.50
Exercise Price per Unit	$2.97
Intrinsic Value per Unit	$21.53
Converted Units	318,600
NOTE 12 - EQUITY
In connection with the Reorganization Transactions, on September 29, 2021, Fund IX and the other former limited partners of Penelope Group Holdings, L.P. contributed 100% of their respective economic equity interests in Penelope Group Holdings, L.P. and Fund IX contributed 100% of its equity interests in Penelope Group Holdings GP II, to Olaplex Holdings in exchange for an aggregate of 648,124,642 shares of common stock of Olaplex Holdings plus Tax Receivable Agreement payment rights. Penelope Group Holdings, L.P. directly held the shares of Penelope prior to the reorganization and following the mergers, Olaplex Intermediate II, Inc. currently holds the shares of Penelope.

With regard to the Reorganization Transactions, including the issuance of 648,124,642 shares of Olaplex Holdings with a par value of $0.001 per share, the Company made a par value reclassification adjustment from Additional Paid in Capital in the consolidated statement of changes in equity to reflect the par value of the Company.

As part of the Reorganization Transactions, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in Notes 2 and 10.

NOTE 13 - RELATED PARTY TRANSACTIONS
The Company received $300 in the 2020 fiscal period from certain investment funds affiliated with Advent International Corporation (the “Advent Funds”), which are shareholders of the Company, to be expended as charitable donations of which $20 remains unpaid as of September 30, 2021 and December 31, 2020.
In July 2020, the Company entered into an agreement with CI&T, an information technology and software company, pursuant to which CI&T developed the Olaplex professional application. During the nine months ended September 30, 2021 and fiscal year ended December 31, 2020, the Company paid CI&T $189 and $25 respectively, for services related to the development, maintenance and enhancement of the application, all of which were negotiated on an arm’s length basis and on market terms. The Advent Funds hold a greater than 10% equity interest in CI&T. CI&T continues to provide services to us for the maintenance and enhancement of the professional application.

Tax Receivable Agreement

In connection with the Reorganization, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in Notes 2 and 10.
NOTE 14 - CONTINGENCIES
From time to time, the Company is subject to various legal actions arising in the ordinary course of business. The Company cannot predict with reasonable assurance the outcome of these legal actions brought against us as they are subject to uncertainties. Accordingly, any settlement or resolution in these legal actions may occur and affect our net income in such period as the settlement or resolution.
Pursuant to the purchase agreement between the Sellers, the Advent Funds and the other purchasers of the Olaplex business, the Company was required to pay the Sellers certain amounts in connection with the final settlement of certain litigation and contingency matters involving LIQWD, Inc., a predecessor entity to the Company substantially all of whose assets and liabilities were purchased as part of the Acquisition (the “LIQWD Matters”).
During April 2021, the Company and the Sellers commenced negotiations concerning the amount to be paid to the Sellers by the Company in connection with a potential settlement of the LIQWD Matters and, in May 2021, the Company reached agreement with the Sellers on the amount to be paid by the Company to the Sellers in full satisfaction of the contingency provisions in the purchase agreement related to the LIQWD Matters.
Accordingly, the Company has expensed approximately $14,250 included in selling, general and administrative costs in the accompanying consolidated financial statements during the nine months ended September 30, 2021, associated with the amounts to be paid by the Company in connection with the final resolution of the LIQWD Matters. The amounts accrued, all of which were paid in May 2021, in connection with the final settlement of the LIQWD Matters, represent the total cost to the Company in resolving the LIQWD Matters.
As a result of the foregoing agreement with the Sellers and the resulting approval by the Sellers of the settlement of the LIQWD Matters, all outstanding claims of the Sellers and the Company associated with the LIQWD Matters have been resolved.
As of September 30, 2021 and December 31, 2020, the Company is not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

NOTE 15 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net Income	$56,591	$28,315	$151,473	$5,890

Denominator:
Weighted average common shares outstanding – basic	648,124,642	647,888,387	648,082,081	631,143,589
Dilutive common equivalent shares from equity options	42,587,140	5,148,506	41,026,191	1,734,251
Weighted average common shares outstanding – diluted	690,711,782	653,036,893	689,108,272	632,877,840

Net income per share:
Basic	$0.09	$0.04	$0.23	$0.01
Diluted	$0.08	$0.04	$0.22	$0.01
NOTE 16 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through November 10, 2021, the date these unaudited condensed consolidated financial statements were available to be issued.

Exercise of Underwriters’ Option

On October 8, 2021, the selling stockholders sold 11,055,000 additional shares of common stock of the Company pursuant to the full exercise by the underwriters of the IPO of their option to purchase additional shares at the initial public offering price of $21 per share. The selling shareholders received net proceeds of approximately $219,967, after deducting underwriting discounts and commissions, for the sale of these additional shares. The Company did not receive any proceeds from the IPO.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in the IPO Prospectus.
Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in the “Risk Factors” section in the IPO Prospectus.
Company Overview
OLAPLEX is an innovative, science-enabled, technology-driven beauty company. We are founded on the principle of delivering effective, patented and proven performance in the categories where we compete. We strive to empower our consumers to look as beautiful on the outside as they feel on the inside.
We believe every person deserves to have healthy, beautiful hair, whether they are visiting a salon or caring for their hair at home. Our commitment to deliver results that are visible on first use, coupled with our strong sense of community across both professional hairstylists and consumers, has driven tremendous brand loyalty. We offer our award-winning products through a global omni-channel platform serving the professional, specialty retail, and DTC channels.
OLAPLEX disrupted and revolutionized the professional haircare industry by creating the bond building category in 2014. We have grown from an initial offering of three products sold exclusively through the professional channel to a broader suite of products strategically developed to address three key uses: treatment, maintenance and protection. Our unique bond building technology can repair disulfide bonds in human hair that are destroyed via chemical, thermal, mechanical, environmental and aging processes. Our current product portfolio comprises eleven unique, complementary products specifically developed to provide a holistic regimen for hair health. We have strategically expanded our product line over time to create a weekly self-care routine that our consumers look forward to and rely upon on a daily basis.
We have developed a distribution strategy that leverages the strength of each of our channels, including the specific attributes of each channel as described below, and our strong digital capabilities that we apply across our omni-channel sales platform. Our professional channel grew 95% from the nine months ended September 30, 2020 to the nine months ended September, 30, 2021, representing 47% of our total net sales for the period. Our specialty retail channel grew 215% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, representing 27% of our total net sales for the period. Our DTC channel, comprised of OLAPLEX.com and sales through third-party e-commerce platforms, grew 135% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, and represented 26% of our total net sales for the period. This channel also provides us with the opportunity to engage directly with our consumers to help power feedback that drives decisions we make around new product development.
The strength of our business model and ability to scale have created a compelling financial profile characterized by revenue growth and very strong profitability. Our net sales increased from $189.1 million in the nine months ended September 30, 2020 to $431.9 million in the nine months ended September 30, 2021, representing a 128% increase. Our net income increased from $5.9 million in the nine months ended September 30, 2020 to $151.5 million in the nine months ended September 30, 2021, representing a 2,472% increase, and our adjusted net income (see “Non-GAAP Financial Measures”) increased from $85.1 million in the nine months ended September 30, 2020, to $204.3 million in the nine months ended September 30, 2021, representing a 140% increase. We have also experienced robust adjusted EBITDA (see “Non-GAAP Financial Measures”) growth over the past year, increasing our adjusted EBITDA from $133.5 million in the nine months ended September 30, 2020, to $298.1 million in the nine months ended September 30, 2021, representing a 123% increase, and a decrease in our adjusted EBITDA margins (see “Non-GAAP Financial Measures”) from 71% in the nine months ended September 30, 2020, to 69% in the nine months ended September 30, 2021.

Key Factors Affecting Our Performance
We believe that our continued success and growth are dependent on a number of factors. These factors provide both significant areas of opportunity as well as potential challenges that we will need to address in order to sustain the growth of our business. We have outlined some of these factors below, as well as in the section “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in the “Risk Factors” section of the IPO Prospectus.
Ability to Grow Our Brand Awareness and Penetration
Our brand is integral to the growth of our business and is essential to our ability to engage with our community. Our performance will depend on our ability to attract new customers and encourage consumer spending across our product portfolio. Despite rapid growth in our brand awareness, we believe Olaplex still only has aided brand awareness of approximately 45% among prestige haircare consumers, which is lower than most haircare peers. We believe awareness among the broader market is lower still. We believe the core elements of continuing to grow our awareness, and thus increase our penetration, are highlighting our products’ quality, our continued ability to drive innovative new haircare solutions and our digital first marketing tactics. As we seek to enter new markets, it will be important for us to be able to expand our brand awareness and engage with new consumers across all of our channels.
Continued Execution of Omni-channel Strategy
Since our founding, the professional channel has provided our brand with credibility in the hairstylist community and with consumers, which translated into meaningful brand equity and success in the specialty retail and DTC channel, allowing us to gain deeper consumer insights. These channels broaden the scope of our brand’s awareness and customer penetration, which also serves to grow our professional channel. This synergistic omni-channel strategy has been key to our growth thus far, and we expect it will continue to serve as a valuable tool for growing our business. We intend to continue to find ways to deepen our channel integration through our digital platform, engaged social community, and vendor relationships with salons and key retailers. Our ability to execute this strategy will depend on a number of factors, such as retailers’ and salons’ satisfaction with the sales and profitability of our products.
Continued Geographic Expansion Across All Channels
We believe our ability to enter new markets across all of our channels will continue to be part of our future growth. Since our founding, we have expanded into Europe, Asia, Latin America and other markets, with plans to continue to increase our presence in all of these markets. As we scale in new markets, we anticipate that we will leverage our existing relationships with partners who operate in these markets, as well as engage with new professional and retail customers. We believe our ability to continue expanding in new markets will be powered by our integrated omni-channel efforts to enable a synergistic relationship between the professional, specialty retail and DTC channels. Our ability to grow our business geographically will depend on a number of factors, including our marketing efforts and continued customer satisfaction with the quality of our products.
Continued Product Innovation
We anticipate a meaningful portion of our future growth will come from new product development and innovation. We believe our robust in-house research and development team, dedicated Olaplex laboratory, independent lab testing and real-world salon testing enables us to continue to develop meaningful new products and positions us to maintain a full new product pipeline for several years into the future. Though we have a well-built pipeline for our future products, we are relentlessly focused on staying at the forefront of cutting edge and technologically-enhancing innovation. Our attention in this area is a critical component of our growth plan, and thus our performance will depend, in part, on our ability to continue to deliver new high-performance products.
Impact of COVID-19
The COVID-19 pandemic has impacted our business beginning in March 2020. The degree to which the COVID-19 pandemic will directly or indirectly impact our cash flow, business, financial condition, results of operations and prospects will depend on future developments that are highly uncertain and cannot be predicted, many of which are outside of our control.

We believe the COVID-19 pandemic shifted demand from our professional channel to our specialty retail and DTC channels, as consumers were unable to treat their hair in salons as a result of restrictions, such as mandatory lockdowns, that caused the closure of many of our professional salon partners and consumers turned to purchasing our products online for home treatment. This shift enabled us to scale our DTC capability faster than expected. Even as salons in our professional channel locations have reopened, we have not seen a decline in the demand for our products in our DTC channel, nor do we expect to, as COVID-19 restrictions continue to ease globally.
One impact on our business due to COVID-19 was the implementation of our Affiliate Program. We created this program during April and May of 2020 to support hairstylists during salon closures imposed by COVID-19 safety measures, allowing hairstylists to connect with their consumers and generate income by selling Olaplex products for at-home use. As we continue to monitor developments related to the COVID-19 pandemic, including the impacts on our customers, suppliers and consumers, we have taken and will continue to take further measures.
Components of Our Results of Operations and Trends Affecting Our Business
Net Sales
We develop, market and sell premium haircare products under our Olaplex brand through our wholly owned subsidiary, Olaplex, Inc., which is our primary operating subsidiary and conducts business under the name “Olaplex”. We operate through three customer channels: professional, specialty retail, and DTC.
Net sales are comprised of the transaction price to customers for product sales less expected allowances, discounts, and allowance for returns. Our growth in net sales is driven by a number of trends, including the levels of consumer spending, increasing awareness of and demand for our products, and the broader economic environment. Our largest channel, professional, includes sales through external distributors who sell to professional hairstylists throughout the world who use our products to treat their customers’ hair. Net sales in our professional channel also includes products sold to consumers for use at home. Net sales within this channel have continued to grow with increased awareness and distribution. Our specialty retail channel includes sales through national retail accounts, such as Sephora. Net sales in this channel have continued to grow through increased distribution across new stores within our existing customers, new customer relationships, and increasing sales within existing stores. We expect to continue to grow through increased penetration in additional stores within existing accounts as well as the addition of new retail customers and stores, both domestically and internationally. The DTC channel includes direct sales to the consumer through our website, olaplex.com, and sales through third-party e-commerce customers who resell our products solely through online platforms.
Cost of Sales
Cost of sales reflects the aggregate costs to procure our products, including the amounts invoiced by our third- party contract manufacturers and suppliers for finished goods, as well as costs related to transportation to our distribution center, and amortization of our patented formulations. For the 2020 fiscal year, we amortized a one-time non-recurring fair value step-up adjustment to inventory as part of purchase accounting related to the Acquisition that is recorded in cost of sales.
Gross Profit and Gross Margin
Gross profit is our net sales less cost of sales. Gross margin measures our gross profit as a percentage of net sales.
We have a network of domestic and international third-party manufacturers from whom we purchase finished goods. Over the past several years, we have worked to evolve our supply chain to increase capacity and technical capabilities while maintaining and reducing overall costs as a percentage of sales. We intend to continue to leverage our innovation and sourcing capabilities to lower costs and improve margin in future periods.
Operating Expenses
Our operating expenses consist of selling, general and administrative expenses, amortization of brand name and customer relationship intangible assets and purchase accounting acquisition costs.
Selling, general and administrative expenses include personnel-related expenses, including salaries, success payments, fringe benefits and share-based compensation. Other significant operating expenses include sales and marketing, research and development, outbound shipping, fulfillment, information technology costs, merchant fees, professional fees for accounting, auditing, consulting and legal services, and travel and overhead expenses.

In relation to the Acquisition, and included in the operating expenses, are amortization of brand name and customer relationship intangible assets and non-recurring purchase accounting acquisition costs that consist of legal, accounting, and banking fees.
In the near term, we expect selling, general and administrative expense to increase as we invest to support our growth initiatives, including investments in the Olaplex brand and infrastructure. Additionally, we expect our operating expenses will increase compared to prior periods due to the reporting and compliance costs associated with being a public company.
Interest (Expense)
Interest expense primarily consists of interest incurred on our outstanding indebtedness and amortization of debt issuance costs. See “Financial condition, liquidity and capital resources” below and a description of our indebtedness in Note 9 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other (Expense) Income, Net
Other (expense) income, net primarily reflects gains (losses) caused by fluctuations of foreign currency exchange rates, as well as reduction of diversion income that results from penalty payments received from distributors for sales in violation of their distribution agreements.
Income Tax Provision
We operate as a C-Corporation. The provision for income taxes represents U.S. federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain permanent tax adjustments. The U.S. federal statutory tax rate was primarily lower due to the FDII deduction. This deduction results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, the impact of permanent tax adjustments, and the interaction of various tax strategies.
Net Income
Our net income for future periods will be affected by the various factors described above.
Segments
Operating segments are components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Utilizing this criteria, the Company manages its business on the basis of three operating segments that are aggregated into one reportable segment given the operating segments have similar economic characteristics, classes of consumers, products, production, distribution methods, and operate in the same regulatory environments.

Results of operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended September 30,
	2021		2020
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$161,624	100.0%	$89,447	100.0%
Cost of sales:
Cost of product (excluding amortization)	32,462	20.1	24,569	27.5
Amortization of patented formulations	1,680	1.0	2,102	2.3
Total cost of sales	34,142	21.1	26,671	29.8
Gross profit	127,482	78.9	62,776	70.2
Operating expenses:
Selling, general, and administrative	30,257	18.7	8,215	9.2
Amortization of other intangible assets	10,182	6.3	10,182	11.4
Acquisition costs	—	—	488	0.5
Total operating expenses	40,439	25.0	18,885	21.1
Operating income	87,043	53.9	43,891	49.1
Interest (expense)	(14,987)	(9.3)	(9,794)	(10.9)
Other (expense) income, net	(213)	(0.1)	(29)	—
Income before provision for income taxes	71,843	44.5	34,068	38.1
Income tax provision	15,252	9.4	5,753	6.4
Net income	$56,591	35.0	$28,315	31.7
Comprehensive income	$56,591	35.0%	$28,315	31.7%
Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020
Net Sales
We distribute products through professional salon channels, national and international retailers, as well as direct to consumers through e-commerce. As such, our three business channels consist of professional, specialty retail and DTC as follows.

(in thousands)	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net sales by Channel:
Professional	$74,978	$47,573	$27,405	57.6%
Specialty retail	46,343	20,313	26,030	128.1
DTC	40,303	21,561	18,742	86.9
Total Net sales	$161,624	$89,447	$72,177	80.7%
Net sales increased $72.2 million, or 80.7%, to $161.6 million in the three months ended September 30, 2021, from $89.4 million in the three months ended September 30, 2020.

Professional net sales increased $27.4 million, or 57.6%, to $75.0 million in the three months ended September 30, 2021, from $47.6 million in the three months ended September 30, 2020. Growth for professional was driven by volume growth from increased velocity (sales per point of distribution) of existing products and the launch of new products (including

No.8 - Bond Intense Moisture Mask, No.4P – Blonde Enhancer Toning Shampoo, the Professional only 4-in-1 Moisture Mask).

Specialty retail net sales increased $26.0 million, or 128.1%, to $46.3 million in the three months ended September 30, 2021, from $20.3 million in the three months ended September 30, 2020. Growth for specialty retail was driven by volume growth from increased velocity of existing products, the launch of new products (including No.8 - Bond Intense Moisture Mask and No.4P -Blonde Enhancer Toning Shampoo) and the addition of new customers.

DTC net sales increased $18.7 million, or 86.9%, to $40.3 million in the three months ended September 30, 2021, from $21.6 million in the three months ended September 30, 2020. Growth for DTC was driven by volume growth from the increased velocity of existing products and the launch of new products (including No.8 - Bond Intense Moisture Mask and No.4P -Blonde Enhancer Toning Shampoo). Olaplex.com also saw strong growth as a result of increased traffic and higher average order value.
Cost of Sales and Gross Profit

(in thousands)	For the Three Months Ended September 30,		$ Change	% Change
	2021	2020
Cost of sales	$34,142	$26,671	$7,471	28.0%
Gross profit	$127,482	$62,776	$64,706	103.1%
Our cost of sales increased $7.5 million or 28.0% to $34.1 million in the three months ended September 30, 2021 from $26.7 million in the three months ended September 30, 2020 due to a $15.6 million increase driven by increased sales volume, partially offset by a $7.7 million decrease as a result of the absence of the one-time fair value inventory adjustment due to the Acquisition in January 2020 and a $0.4 million decrease in the amortization of our acquired patented formulations.

Our gross profit increased $64.7 million, or 103.1%, to $127.5 million in the three months ended September 30, 2021 from $62.8 million in the three months ended September 30, 2020. Our gross profit margin, as a percentage of sales, increased from 70.2% in the three months ended September 30, 2020 to 78.9% in the three months ended September 30, 2021 as a result of the absence of the one-time fair value inventory adjustment due to the Acquisition in January 2020. Our adjusted gross profit margin (see “Non-GAAP Financial Measures”) decreased from 81.2% in the three months ended September 30, 2020 to 79.9% in the three months ended September 30, 2021 due primarily to higher input costs, particularly for inbound distribution and increased sales of lower margin products.
Operating Expenses

(in thousands)	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Selling, general, and administrative expenses	$30,257	$8,215	$22,042	268.3%
Amortization of other intangible assets	10,182	10,182	—	—
Acquisition costs	—	488	(488)	—
Total operating expenses	$40,439	$18,885	$21,554	114.1%
Our operating expenses increased $21.6 million, or 114.1%, from $18.9 million in the three months ended September 30, 2020 to $40.4 million in the three months ended September 30, 2021.

Selling, general and administrative expenses increased by $22.0 million, or 268.3%, from $8.2 million in the three months ended September 30, 2020 to $30.3 million in the three months ended September 30, 2021. In the three months ended September 2021, there were increases of $6.1 million in non-capitalizable IPO and strategic transition costs, $4.3 million in cash-settled units compensation expense (see Note 11 to the unaudited condensed consolidated interim financial statements), $3.4 million in sales and marketing expense, $2.6 million in payroll driven by expansion of the workforce, $1.6 million in distribution and fulfillment costs related to the increase in product sales volume, $1.4 million in share-based compensation expense, and $2.6 million in other selling, general and administrative expenses pertaining to general business growth. We expect sales and marketing, research and development, payroll, and other selling, general and administrative expenses to increase in the future as we continue to expand brand awareness, develop and introduce new products, build out infrastructure and implement new marketing strategies.

Amortization of intangible assets stayed flat. Acquisition costs decreased $0.5 million.
Interest (Expense)

(in thousands)	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Interest (expense)	$(14,987)	$(9,794)	$(5,193)	53.0%

Interest expense increased $5.2 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase is due to the Company entering into the Amendment to the Original Credit Agreement for additional borrowings on December 18, 2020. See “⸺Liquidity and Capital Resources Requirements⸺ Credit Facility”.
Other (Expense) Income, Net

(in thousands)	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Other (expense) income, net	$(213)	$(29)	$(184)	634.5%
In the three months ended September 30, 2021, net other expense increased $0.2 million compared to the three months ended September 30, 2020, primarily due to a $0.21 million increase in foreign currency translation losses offset by a $0.03 million decrease in charitable contributions.
Income Tax Provision

(in thousands)	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Income tax provision	$15,252	$5,753	$9,499	165.1%

The provision for income taxes increased to $15.3 million, or an effective tax rate of 21.2%, for the three months ended September 30, 2021 from $5.8 million, or an effective tax rate of 16.9%, for the three months ended September 30, 2020. The increase in the provision for income taxes from the comparative prior three months period is primarily due to the increase in the Company’s income before taxes over this period. The Company’s effective tax rate in the three months ended September 30, 2020 is lower than the statutory tax rate of 21% primarily due to the benefit associated with the foreign derived intangible income deduction (“FDII”), which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate. The increase in the effective tax rate from the comparative prior three months period is primarily due to the unfavorable impact of non-recurring IPO costs that were not deductible for tax purposes, which offsets the benefit from the FDII deduction for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	2021		2020
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$431,867	100.0%	$189,055	100.0%
Cost of sales:
Cost of product (excluding amortization)	83,859	19.4	79,236	41.9
Amortization of patented formulations	6,399	1.5	4,567	2.4
Total cost of sales	90,258	20.9	83,803	44.3
Gross profit	341,609	79.1	105,252	55.7
Operating expenses:
Selling, general, and administrative	75,323	17.4	23,291	12.3
Amortization of other intangible assets	30,547	7.1	29,643	15.7
Acquisition costs	—	—	16,499	8.7
Total operating expenses	105,870	24.5	69,433	36.7
Operating income	235,739	54.6	35,819	18.9
Interest (expense)	(46,052)	(10.7)	(28,577)	(15.1)
Other (expense) income, net	(417)	(0.1)	(155)	(0.1)
Income before provision for income taxes	189,270	43.8	7,087	3.7
Income tax provision	37,797	8.8	1,197	0.6
Net income	$151,473	35.1	$5,890	3.1
Comprehensive income	$151,473	35.1%	$5,890	3.1%
Net Sales
We distribute products through professional salon channels, national and international retailers, as well as direct to consumers through e-commerce. As such, our three business channels consist of professional, specialty retail and DTC as follows.

(in thousands)	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net sales by Channel:
Professional	$201,855	$103,768	$98,087	94.5%
Specialty retail	116,201	36,919	79,282	214.7
DTC	113,811	48,368	65,443	135.3
Total Net sales	$431,867	$189,055	$242,812	128.4%

Net sales increased $242.8 million, or 128.4%, to $431.9 million in the nine months ended September 30, 2021, from $189.1 million in the nine months ended September 30, 2020.

Professional net sales increased $98.1 million, or 94.5%, to $201.9 million in the nine months ended September, 30, 2021, from $103.8 million in the nine months ended September 30, 2020. Growth for professional was driven by volume growth from the increased velocity of existing products, the launch of new products (including No.0 - Intensive Bond Building Hair Treatment, No.8 - Bond Intense Moisture Mask, Professional only 4-in-1 Moisture Mask, No.4P- Blonde Enhancer Toning Shampoo) and the addition of new customers (primarily in the international professional market).

Specialty retail net sales increased $79.3 million, or 214.7%, to $116.2 million in the nine months ended September 30, 2021 from $36.9 million in the nine months ended September 30, 2020. Growth for specialty retail was driven by volume growth from the increased velocity of existing products, the launch of new products (including No.0 - Intensive Bond

Building Hair Treatment, No.8 - Bond Intense Moisture Mask, and No.4P- Blonde Enhancer Toning Shampoo) and the addition of new retail customers.

DTC net sales increased $65.4 million, or 135.3%, to $113.8 million in the nine months ended September 30, 2021 from $48.4 million in the nine months ended September 30, 2020. Growth for DTC was driven by volume growth from the addition of new pure-play e-commerce customers, increased velocity from existing products and the launch of new products (including No.0 - Intensive Bond Building Hair Treatment, No.8 - Bond Intense Moisture Mask, and No.4P- Blonde Enhancer Toning Shampoo) Olaplex.com also saw strong growth as a result of increased traffic and higher average order value.
Cost of Sales and Gross Profit

(in thousands)	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Cost of sales	$90,258	$83,803	$6,455	7.7%
Gross profit	$341,609	$105,252	$236,357	224.6%
Our cost of sales increased $6.5 million or 7.7% to $90.3 million in the nine months ended September 30, 2021 from $83.8 million in the nine months ended September 30, 2020 due to a $49.1 million increase driven by increased sales volume and a $1.9 million increase in the amortization of our acquired patented formulations, partially offset by the absence of a $44.5 million expense as a result of the one-time fair value inventory adjustment due to the Acquisition in January 2020.

Our gross profit increased $236.4 million, or 224.6%, to $341.6 million in the nine months ended September 30, 2021 from $105.3 million in the nine months ended September 30, 2020. Our gross profit margin, as a percentage of sales, increased from 55.7% in the nine months ended September 30, 2020 to 79.1% in the nine months ended September 30, 2021 as a result of the absence of the one-time fair value inventory adjustment due to the Acquisition in January 2020. Our adjusted gross profit margin (see “Non-GAAP Financial Measures”) decreased from 81.6% in the nine months ended September 30, 2020 to 80.6% in the nine months ended September 30, 2021 due primarily to higher input costs, particularly for inbound distribution, and increased sales of lower margin products.
Operating Expenses

(in thousands)	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Selling, general, and administrative expenses	$75,323	$23,291	$52,032	223.4%
Amortization of other intangible assets	30,547	29,643	904	3.0
Acquisition costs	—	16,499	(16,499)	—
Total operating expenses	$105,870	$69,433	$36,437	52.5%
Our operating expenses increased $36.4 million, or 52.5%, from $69.4 million in the nine months ended September 30, 2020 to $105.9 million in the nine months ended September 30, 2021.

Selling, general and administrative expenses increased by $52.0 million, or 223.4%, from $23.3 million in the nine months ended September 30, 2020 to $75.3 million in the nine months ended September 30, 2021. In 2021, there were increases of $8.4 million in non-capitalizable IPO and strategic transition costs, $7.0 million in sales and marketing expense, $6.0 million in payroll driven by expansion of our workforce, $5.2 million in distribution and fulfillment costs related to the increase in product sales volume, $4.4 million in cash-settled units compensation expense (see Note 11 to the unaudited condensed consolidated interim financial statements), $2.2 million in share-based compensation expense and $4.5 million in other selling, general and administrative expenses pertaining to general business growth. Also included in selling, general and administrative costs for the nine months ended September 30, 2021, were costs incurred related to the LIQWD Matters of $14.3 million (see Note 14 to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q). We expect sales and marketing, research and development, payroll, and other selling, general and administrative expenses to increase in the future as we continue to expand brand awareness, develop and introduce new products, build out infrastructure and implement new marketing strategies.

Amortization of intangible assets increased $0.9 million or 3.0%. Acquisition costs decreased $16.5 million due to the Acquisition (see Note 1 to the unaudited condensed consolidated interim financial statements) occurring in 2020.
Interest (Expense)

(in thousands)	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Interest (expense)	$(46,052)	$(28,577)	$(17,475)	61.2%

Interest expense increased $17.5 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase is due to the Company entering into the Amendment to the Original Credit Agreement for additional borrowings on December 18, 2020. See “⸺Liquidity and Capital Resources Requirements⸺ Credit Facility”.
Other (Expense) Income, Net

(in thousands)	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Other (expense) income, net	$(417)	$(155)	$(262)	169.0%
In the nine months ended September 30, 2021, net other expense increased $0.26 million compared to the nine months ended September 30, 2020, primarily due to a $0.32 million increase in foreign currency translation losses offset by a $0.06 million decrease in charitable contributions.
Income Tax Provision

(in thousands)	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Income tax provision	$37,797	$1,197	$36,600	3,057.6%

The provision for income taxes increased to $37.8 million, or an effective tax rate of 20.0%, for the nine months ended September 30, 2021 from $1.2 million, or an effective tax rate of 16.9%, for the nine months ended September 30, 2020. The increase in the provision for income taxes is primarily due to the increase in the Company’s income before taxes over this period. The Company’s effective tax rate in both periods is lower than the statutory tax rate of 21% primarily due to the benefit associated with the FDII, which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate. The increase in the effective tax rate from the comparative prior nine months period is primarily due the unfavorable impact of non-recurring IPO costs that were not deductible for tax purposes.
Non-GAAP Financial Measures
We prepare and present our consolidated financial statements in accordance with GAAP. However, management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross profit margin, adjusted net income and adjusted net income per share, which are non-GAAP financial measures, provide investors with additional useful information in evaluating our performance.
Adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross profit margin, adjusted net income and adjusted net income per share are financial measures that are not required by or presented in accordance with U.S. GAAP. We believe that adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross profit margin, adjusted net income and adjusted net income per share, when taken together with our financial results presented in accordance with U.S. GAAP, provide meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of these non-GAAP measures is helpful to our investors as they are measures used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.
We calculate adjusted EBITDA as net income, adjusted to exclude: (1) interest expense (income), net; (2) income tax provision; (3) depreciation and amortization; (4) share-based compensation expense; (5) fair value inventory step-up adjustment amortization;(6) Acquisition costs and financing fees; (7) costs incurred for LIQWD Matters; (8) non-capitalizable IPO and strategic transition costs; and (9) as applicable tax receivable agreement liability adjustments. We calculate adjusted EBITDA margin by dividing adjusted EBITDA by net sales.
We calculate adjusted gross profit as gross profit, adjusted to exclude: (1) fair value inventory step-up adjustment amortization and (2) amortization of patented formulations pertaining to the Acquisition. We calculate adjusted gross profit margin by dividing adjusted gross profit by net sales.
We calculate adjusted net income as net income, adjusted to exclude: (1) amortization of intangible assets; (2) share-based compensation expense; (3) fair value inventory step-up adjustment amortization; (4) Acquisition costs and financing fees;(5) costs incurred for LIQWD Matters; (6) non-capitalizable IPO and strategic transition costs; (7) as applicable, tax receivable agreement liability adjustments and (8) the tax effect of non-GAAP adjustments. Adjusted net income per share is defined as adjusted net income per share using the weighted average basic and diluted shares outstanding.
Adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross profit margin, adjusted net income and adjusted net income per share are presented for supplemental informational purposes only, which have limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of these non-GAAP measures include that they (1) do not reflect capital commitments to be paid in the future, (2) do not reflect that, although amortization is a non-cash charge, the underlying assets may need to be replaced and non-GAAP measures do not reflect these capital expenditures and intangible asset amortization that contributes to revenue recognition will recur in future periods until fully amortized, (3) do not consider the impact of share-based compensation expense, (4) do not reflect other non-operating expenses, including, in the case of adjusted EBITDA and adjusted EBITDA margin, interest expense, (5) in the case of adjusted EBITDA and adjusted EBITDA margin, do not reflect tax payments that may represent a reduction in cash available to us and (6) do not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis. In addition, our use of non-GAAP measures may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross profit margin, adjusted net income, and adjusted net income per share in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider these non-GAAP measures alongside other financial measures, including our gross profit, gross profit margin, net income, net income per share and other results stated in accordance with U.S. GAAP.
The following tables present a reconciliation of net income and gross profit, as the most directly comparable financial measure stated in accordance with U.S. GAAP, to adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross profit margin, adjusted net income and adjusted net income per share for each of the periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of Net Income to Adjusted EBITDA
Net income	$56,591	$28,315	$151,473	$5,890
Interest expense	14,987	9,794	46,052	28,577
Income tax provision	15,252	5,753	37,797	1,197
Depreciation and amortization of intangible assets	11,949	12,284	37,033	34,210
Acquisition transaction costs and financing fees (1)	—	1,015	—	18,122
Costs incurred for LIQWD Matters (2)	—	—	14,250	—
Inventory fair value adjustment (3)	—	7,744	—	44,519
Share-based compensation	1,945	516	3,119	937
Non-capitalizable IPO and strategic transition costs (4)	6,118	—	8,382	—
Adjusted EBITDA	$106,842	$65,421	$298,106	$133,452
Adjusted EBITDA margin	66.1%	73.1%	69.0%	70.6%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of Gross Profit to Adjusted Gross Profit
Gross profit	$127,482	$62,776	$341,609	$105,252
Inventory fair value adjustment (3)	—	7,744	—	44,519
Amortization of patented formulations	1,680	2,102	6,399	4,567
Adjusted gross profit	$129,162	$72,622	$348,008	$154,338
Adjusted gross profit margin	79.9%	81.2%	80.6%	81.6%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of Net Income to Adjusted Net Income
Net income	$56,591	$28,315	$151,473	$5,890
Amortization of intangible assets	11,862	12,284	36,946	34,210
Acquisition transaction costs and financing fees (1)	—	1,015	—	18,122
Costs incurred for LIQWD Matters (2)	—	—	14,250	—
Inventory fair value adjustment (3)	—	7,744	—	44,519
Share-based compensation	1,945	516	3,119	937
Non-capitalizable IPO and strategic transition costs (4)	6,118	—	8,382	—
Tax effect of adjustments (5)	(2,082)	(4,094)	(9,913)	(18,570)
Adjusted net income	$74,434	$45,780	$204,257	$85,108
Adjusted net income per share:
Basic	$0.11	$0.07	$0.32	$0.13
Diluted	$0.11	$0.07	$0.30	$0.13
(1)Includes acquisition costs related to the Acquisition of the Olaplex business and dividend financing costs.
(2)Includes costs incurred related to the resolution of the LIQWD Matters of $14.3 million as discussed in Note 14 to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.
(3)Includes the non-cash, non-recurring fair value inventory step-up adjustment amortization as part of the purchase accounting on the Acquisition Date, utilizing the comparative sales method in accordance with ASC 820-10-55-21.

(4)Represents non-capitalizable professional fees and executive severance incurred in connection with the IPO and the Company’s public company transition.
(5)The tax effect of non-GAAP adjustments is calculated by applying the applicable statutory tax rate by jurisdiction to the non-GAAP adjustments listed above, taking into consideration the estimated total tax impact of the adjustments.
Financial Condition, Liquidity and Capital Resources
Overview
Our primary recurring source of cash is the collection of proceeds from the sale of our products to our customers, including cash periodically collected in advance of delivery or performance.
Our primary use of cash is for working capital and payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, fulfillment costs of customer orders, overhead costs, capital expenditures, and debt servicing. We also utilize cash for strategic investments. Fluctuations in working capital are primarily caused by customer demand of our product, timing of when a retailer rearranges or restocks our products, expansion of space within our existing retailer base, expansion into new retail stores and fluctuation in warehouse and distribution costs. Capital expenditures typically vary and are currently limited, and future capital expenditure requirements depend on strategic initiatives selected for the fiscal year, including investments in infrastructure, expansion into new national retailers and expansion of our customer base.
A considerable portion of our operating income is earned outside the United States; however, we do not have bank time deposits held outside of the United States
As of September 30, 2021, we had $121.5 million of cash and cash equivalents. In addition, as of September 30, 2021, we had borrowing capacity of $51.0 million under our Revolver, providing us with a liquidity position of $172.5 million plus $71.2 million of working capital excluding cash and cash equivalents for a combined $243.7 million liquidity position.
Although there is no current need, we primarily examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to maintain financial flexibility and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$130,325	$84,509
Investing activities	(5,359)	(1,381,640)
Financing activities	(14,451)	1,418,716
Net increase in cash	$110,515	$121,585
Operating Activities
For the nine months ended September 30, 2021, net cash provided by operating activities was $130.3 million. This included net income of $151.5 million, plus $37.0 million in amortization of patents and other intangibles, $2.1 million in amortization of debt issuance costs, $3.9 million in deferred taxes, and $3.1 million in share-based compensation. Additionally, there was a $67.3 million increase in working capital excluding cash during the period. The increase in net working capital was largely driven by a $85.8 million increase in accounts receivable, inventory, and other current assets for customer deposits and prepaids, offset partly by an increase of $18.5 million in accounts payable, accrued expenses and other current liabilities caused by increased inventory and other purchases.
For the nine months ended September 30, 2020, net cash provided by operating activities was $84.5 million. This included net income of $5.9 million, plus $34.2 million in amortization of patents and other intangibles, $44.5 million for fair value of acquired inventory, $1.3 million in amortization of debt issuance costs, $0.9 million in share-based compensation expense offset partly by a $3.3 million increase in deferred tax assets. Additionally, there was a $1.0 million decrease in working capital excluding cash during the period. The decrease in net working capital was largely driven by a $18.5 million increase in accounts receivable, inventory, and other current assets for customer deposits and prepaids, offset partly by an increase of $19.5 million in accounts payable, accrued expenses and other current liabilities caused by increased sales.
Investing Activities
For the nine months ended September 30, 2021, net cash used in investing activity was $5.4 million. This was due to $4.5 million in purchase of investments and $0.9 million in purchase of property and equipment.
For the nine months ended September 30, 2020 net cash used in investing activity was $1,381.6 million. This was due to the net cash outflow related to the Acquisition in January 2020.
Financing Activities
For the nine months ended September 30, 2021, net cash used in financing activities was $14.5 million. This was primarily driven by $15.1 million of principal payments on term debt, offset by $0.6 million of cash proceeds received from the issuance of common shares.
For the nine months ended September 30, 2020, net cash provided by financing activities was $1,418.7 million. This was primarily driven by $959.9 million from the issuance of common shares in connection with the Acquisition in January 2020 and additional issuance of shares in May 2020.
In connection with the Acquisition, on the Acquisition Date, we received cash proceeds of $450.0 million from the issuance by Olaplex, Inc. of the Term Loan pursuant to the Original Credit Agreement and an additional $25.0 million from the Revolver. This was offset by $10.5 million of debt issuance costs and $5.6 million in principal payments related to the Original Credit Agreement.
Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash, cash equivalents and cash generated from operations and draws on our Revolver will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, and other commitments for at least the next 12 months.
If necessary, we may borrow funds under our Revolver to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends, to a significant extent, on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in “Risk Factors” in the IPO Prospectus. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to continue providing innovative products to our customers and consumers and manage production and our supply chain.
Credit Facility
On January 8, 2020, Olaplex, Inc. entered into the Original Credit Agreement consisting of a $450 million term loan and a $50 million revolving facility, which includes a $10 million letter of credit sub-facility and a $5 million swingline loan facility. In addition, on December 18, 2020 Olaplex, Inc. entered into the Amendment to the Original Credit Agreement to increase the Term Loan Facility by $350 million and increase the Revolver capacity by $1 million to a revised $800 million Term Loan and $51 million Revolver facility. The unused balance of the Revolver as of September 30, 2021 and December 31, 2020 was $51 million, respectively.

The Term Loan maturity date is January 8, 2026 and the loans made under the Term Loan Facility are secured by substantially all of our assets. Installment payments on the Term Loan are required to be made in quarterly installments of $5,028,000, with the remaining balance due upon maturity. The Term Loan can be prepaid at any time subject to a 2% or 1% penalty provision (with certain exceptions) if paid prior to July 8, 2021 and July 8, 2022, respectively, and is subject to mandatory prepayments with respect to (i) excess cash flow, which is defined as adjusted EBITDA less certain customary deductions, subject to certain threshold amounts of excess cash flow during the relevant period and percentage reductions of the prepayment amount upon the attainment of certain consolidated first lien net leverage ratio levels, (ii) certain non-ordinary course asset dispositions that result in net proceeds in excess of $2.5 million during the relevant measurement period, unless reinvested in accordance with the terms of the Credit Agreement within twelve months (with an additional 180 days to reinvest, if committed within 12 months) of receipt of such proceeds, or (iii) issuance of additional non permitted debt or certain refinancing debt.
Both the Revolver and the Term Loan bear interest, at Olaplex, Inc.’s option, at either a rate per annum equal to (i) an adjusted LIBOR determined by reference to the cost of funds for U.S. dollar deposits (or any other applicable currency available under the Credit Agreement), as adjusted for statutory reserve requirements for the applicable interest period (with a 1.00% floor), plus an applicable margin ranging from 6.25% to 6.50% based on our consolidated first lien net leverage ratio or (ii) a base rate determined by reference to the highest of (x) the federal funds effective rate plus 0.5%, (y) the one-month LIBO rate plus 1.0% and (z) the prime rate, plus an applicable margin ranging from 5.25% to 5.50% based on our consolidated first lien net leverage ratio. The interest rate on both outstanding amounts under the Revolver and the outstanding Term Loan was 7.5% per annum as of September 30, 2021 and December 31, 2020, respectively. The Revolver matures on January 8, 2025.
We incurred costs directly related to the Credit Facilities of $15.6 million, consisting primarily of lender fees of $13.5 million and third-party fees of $2.1 million during 2020. These fees, which were allocated between the Revolver and the Term Loan Facility and are recorded as a reduction of the carrying amount of non-current debt.
The Credit Facilities contain a number of covenants that, among other things, restrict our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The Credit Facilities also include reporting, financial and maintenance covenants that require us to, among other things, comply with certain consolidated secured net leverage ratios. As of September 30, 2021 and December 31, 2020, we were in compliance with our financial maintenance covenant.
Tax Receivable Agreement Obligations
Although the actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors including the amount, character and timing of the Company’s and its subsidiaries’ taxable income in the future and the tax rates then applicable to us and our subsidiaries, we expect the payments that will be required to be made under the Tax Receivable Agreement will be substantial and to be funded out of working capital. See Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
The following table summarizes our material cash requirements from known contractual and other obligations as of September 30, 2021 (in thousands):

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
Term Loan Facility debt (1)	$774,263	$20,112	$40,224	$713,927	$—
Interest on Term Loan Facility debt (2)	241,615	58,300	112,288	71,027	—
Related party payable pursuant to the tax receivable agreement (3)	232,893	—	21,971	35,154	175,768
Total contractual obligations (4)	$1,248,771	$78,412	$174,483	$820,108	$175,768
(1)Long-term debt payments include scheduled principal payments only.

(2)The Term Loan Facility is subject to variable interest rates. The weighted average interest rate of borrowings under the Term Loan Facility was 7.5% during the nine months ended September 30, 2021. Assumes annual interest rate of 7.5% on Term Loan Facility over the term of the loan.
(3)Represents 85% of the estimated cash savings in U.S. federal, state or local that the Company realizes in its taxable income as a result of certain existing tax attributes as per the tax receivable agreement. The Company has not considered financing costs that may be incurred with respect to when tax receivable payments are due from the Company’s tax filing dates (with no extensions) to the actual filing of tax returns under extension. See Note 10 to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.
(4)Does not reflect any borrowings under the Revolver. As of September 30, 2021, we had no outstanding borrowings under the Revolver. We are required to pay a commitment fee of 0.50% per annum on unused commitments under the Revolver.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including revenue recognition, inventory, business combinations, valuation of goodwill and long-lived assets and definite-lived intangible assets, share based compensation and income taxes, see our discussion for the year ended December 31, 2020 and in conjunction with the unaudited condensed consolidated financial statements for the June 30, 2021 period ended and notes included in the IPO Prospectus. There have been no material changes to these policies as of September 30, 2021.
New Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding new accounting pronouncements.
JOBS Act Accounting Election
Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of our business. This includes risk associated with interest rates and foreign exchange.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the Credit Facilities. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. Interest rate changes generally do not affect the market value of our Term Loan; however, they do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of September 30, 2021, we had $774.3 million of outstanding variable rate loans under the Term Loan Facility. Based on our September 30, 2021 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $7.7 million over the next 12 months.
Foreign Exchange Risk
Our reporting currency including our U.K. foreign subsidiary, Olaplex UK Limited, is the U.S. dollar. Gains or losses due to transactions in foreign currencies are reflected in the consolidated statements of comprehensive income under the line-item other (expense) income, net. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, our management, including our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2021, as a result of the material weaknesses in our internal control over financial reporting discussed below.

Material Weaknesses

Prior to September 30, 2021, we have been a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and therefore are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Although we are required to disclose changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until our second annual report required to be filed with the SEC.

Although we are not yet subject to the attestation requirements of the Sarbanes-Oxley Act in connection with the preparation of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we identified three material weaknesses in our internal control over financial reporting as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As described in the IPO Prospectus, in connection with the audit of our financial statements as of and for the year ended December 31, 2020, we identified three material weaknesses: (i) limited technical accounting resources and a lack of sufficient segregation of duties related to the control over review and approval of journal entries, reconciliations and accruals; (ii) lack of formal risk assessment process to identify, evaluate and address business risks relevant to financial reporting objectives; and (iii) lack of entity-level controls typical for a public company, including corporate policies, accounting policies, formal board and audit committee charters and calendar, formal organizational chart depicting reporting lines and key areas of authority and responsibility, and information technology.

Nonetheless, management believes that our consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. Our Principal Executive Officer and Principal Financial Officer have certified that, based on such officer’s knowledge, the financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q. In addition, we developed and are implementing a remediation plan for the material weaknesses, which plan is described below.

Material Weakness Remediation Activities

We are currently in the process of remediating the material weakness and have taken and will continue to take steps that we believe will address the underlying causes of the material weakness. We are committed to continuing to improve our financial organization. We hired a Principal Financial Officer, VP of Finance, VP of Accounting, Controller, Assistant Controller, Accounting Manager and Staff Accountant while we continue to utilize additional support from external accounting consultants to assist with technical accounting questions and financial reporting, as well as the implementation of additional control processes.

The remediation efforts include:
•Implement additional internal reporting procedures including those designed to add depth to our review processes and improve our segregation of duties. We have been actively recruiting for open positions and have hired additional qualified accounting and financial reporting personnel in 2021 and will continue to recruit through early 2022.
•Develop and perform a formal scoping and risk assessment process to identify, evaluate and address business risks relevant to financial reporting objectives, including identification of significant accounts, relevant assertions, significant business locations, and significant processes and systems to determine scope of testing and sufficiency of evidence required.
•Design and document the Company’s internal control framework, and implement entity level, business process and IT controls.

While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. We will continue to devote significant time and attention to these remediation efforts. However, the material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting

The changes in the aforementioned internal controls over financial reporting and the remediation efforts expected to be undertaken have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the first nine months of its 2021 fiscal year.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation or other legal proceedings incidental to our business, including, litigation related to intellectual property, regulatory matters, contract, advertising and other consumer claims. We are not currently a party to any litigation or legal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our business, results of operations, financial condition or cash flows.

Reasonably possible losses in addition to the amounts accrued for such litigation and legal proceedings are not material to our consolidated financial statements. In addition, we believe that protecting our intellectual property is essential to our business and we have in the past, and may in the future, become involved in proceedings to enforce our rights. Regardless of outcome, litigation can have an adverse impact on our reputation, financial condition and business, including by utilizing our resources and potentially diverting the attention of our management from the operation of our business.
ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. For a detailed discussion of the risks that affect our business please refer to the section titled “Risk Factors” in the IPO Prospectus.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 29, 2021, in connection with the Reorganization Transactions, Olaplex Holdings, Inc. issued an aggregate of 648,124,642 shares of its common stock in exchange for all outstanding Class A common units of Penelope Group Holdings, L.P. The issuance of the common stock described in this paragraph was made in reliance on Section 4(a)(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.1	Restated Certificate of Incorporation of Olaplex Holdings, Inc.					X
3.2	Amended and Restated Bylaws of Olaplex Holdings, Inc.					X
10.1	Registration Rights Agreement.					X
10.2	Income Tax Receivable Agreement.					X
10.3	Olaplex Holdings, Inc. 2021 Equity Incentive Plan	S-1	333-259116	10.15	9/20/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLAPLEX HOLDINGS, INC.

	By:	/s/ JuE Wong
November 10, 2021		Name:	JuE Wong
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Tiziani
November 10, 2021		Name:	Eric Tiziani
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)