Form 10-K
period 2021-12-31
OLAPLEX HOLDINGS, INC.
filed 2022-03-08
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   _________  to _________
Commission file number 001-40860
Olaplex Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-1242679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Address not applicable[1]
(Address of Principal Executive Offices)
(310) 691-0776
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	OLPX	Nasdaq Global Select Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on October 8, 2021 was approximately $16.5 billion.
As of February 28, 2022, registrant had 648,794,041 shares of common stock, par value $0.001 per share, outstanding.

1 Olaplex Holdings, Inc. is a fully remote company. Accordingly, it does not maintain a principal executive office.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end of December 31, 2021, are incorporated by reference into Part III of this Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained in or incorporated by reference in this Annual Report that are not historical facts. When used in this document, words such as “may,” “will,” “could,” “should,” “intend,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “target,” “predict,” “project,” “seek” and similar expressions as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.

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

The forward-looking statements in this Annual Report are predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, including such statements taken from third party industry and market reports. You should understand that the following important factors, in addition to those discussed in the section “Risk Factors” included elsewhere in this Annual Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements, including the following:

•our ability to execute on our growth strategies and expansion opportunities;

•increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•our existing and any future indebtedness, including our ability to comply with affirmative and negative covenants under the 2022 Credit Agreement (as defined herein) to which we will remain subject, until maturity, and our ability to obtain additional financing on favorable terms or at all;

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

•the impact of changes in laws, regulations and administrative policy, including those that limit United States (“U.S.” ) tax benefits or impact trade agreements and tariffs;

•the outcome of litigation and governmental proceedings;

•impacts on our business from the COVID-19 pandemic; and

•the other factors identified in the “Risk Factors” section of this Annual Report.

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

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Annual Report as anticipated, believed, estimated, expected, intended, planned or projected. We discuss many of these risks in greater detail in the “Risk Factors” section included elsewhere in this Annual Report. The forward-looking statements included in this Annual Report are made only as of the date hereof. Unless required by U.S, federal securities laws, we neither intend nor assume any obligation to update these forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations.

RISK FACTORS SUMMARY

An investment in our common stock involves risks. You should consider carefully the following risks, which are discussed more fully in “Item 1A. Risk Factors”, and all of the other information contained in this Annual Report before investing in our common stock. These risks include, but are not limited to, the following:

•Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results;
•Our recent rapid growth may not be sustainable or indicative of future growth, and we expect our growth rate to ultimately slow over time;
•We depend on a limited number of customers for a large portion of our net sales, and the loss of one or more of these customers could reduce our net sales and have an adverse effect on our business, financial condition and/or cash flows;
•Our brand is critical to our success, and the value of our brand may be adversely impacted by negative publicity. If we fail to maintain the value of our brand or our marketing efforts are not successful, our business, financial condition and results of operations would be adversely affected;
•Our future success depends, in part, on our ability to execute our long-term strategy;
•If we fail to attract new customers and consumers, retain existing customers and consumers, or fail to maintain or increase sales to those customers and consumers, our business, prospects, results of operations, financial condition, cash flows and growth prospects will be harmed;
•Our business depends on our ability to maintain a strong community of engaged customers, consumers and ambassadors, including by social media. We may not be able to maintain and enhance our brand if we experience negative publicity related to our marketing efforts or use of social media, fail to maintain and grow our network of ambassadors or otherwise fail to meet our customers’ or consumers’ expectations;
•We rely on single source manufacturers and suppliers for the majority of our products, and the loss of manufacturers or suppliers or shortages in the supply of raw materials or finished products could harm our business, prospects, results of operations, financial condition and/or cash flows;
•Our processing of personal information and other sensitive data could give rise to significant costs and liabilities, which may have an adverse effect on our reputation, business, financial condition and results of operations;
•If we are unable to accurately forecast customer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected;
• A disruption in manufacturing, supply chain or our shipping distribution and warehouse management network could adversely affect our business, financial condition and results of operations;
•We operate in highly competitive categories;
•We rely significantly on the use of information technology, as well as those of our third-party service providers. Any significant failure, inadequacy, interruption or data security incident of our information technology systems, or those of our third-party service providers, could disrupt our business operations, which could have an adverse effect on our business, prospects, results of operations, financial condition and/or cash flows;
•Our efforts to register, maintain and protect our intellectual property rights may not be sufficient to protect our business;
•If our trademarks and trade names are not adequately protected, we may not be able to maintain or build name recognition in our markets of interest;
•Our products are subject to federal, state and international laws, regulations and policies that could have an adverse effect on our business, prospects, results of operations, financial condition and/or cash flows;
•We are subject to risks related to the global scope of our sales channels;
•Our significant indebtedness could adversely affect our financial condition;
•Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations;
•Investment funds affiliated with Advent International Corporation (the “Advent Funds”) have significant influence over us;
•The Tax Receivable Agreement with our Pre-IPO Stockholders requires us to make cash payments to them and exposes us to certain risks. These payments may be substantial and could exceed actual tax benefits, the timing of these payments may also be accelerated and we will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are disallowed; and
•We are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC. As a result, we qualify for, and rely on, exemptions from certain corporate governance standards. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “OLAPLEX” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to Olaplex Holdings, Inc. and its consolidated subsidiaries.
ITEM 1. BUSINESS

Company Overview

OLAPLEX: Our Mission to Improve Hair Health

OLAPLEX is an innovative, science-enabled, technology-driven beauty company. We are founded on the principle of delivering effective, patent-protected and proven performance in the categories where we compete. We strive to empower our consumers to look as beautiful on the outside as they feel on the inside.

We believe every person deserves to have healthy, beautiful hair, whether they are visiting a salon or caring for their hair at home. Our commitment to deliver results that are visible on first use, coupled with our strong sense of community across both professional hairstylists and consumers, has driven tremendous brand loyalty. We offer our award-winning products through a global omni-channel platform serving the professional, specialty retail, and Direct to Consumer (“DTC”) channels.

Science-Backed Brand that Attracts a Loyal and Engaged Community

We offer science-backed solutions that improve hair health and are trusted by stylists and consumers. We identify our consumers’ most relevant haircare concerns in collaboration with our passionate and highly engaged community of professional hairstylists and consumers, and strive to address them through our proprietary technology and innovation capabilities. Our deep roots in the professional haircare community, and strong ties with our global network of hairstylists, creates a continuous feedback loop that provides unique insight into the hair health goals and concerns of our consumers. Our hairstylists are our strongest advocates; they have grown with our business since our founding in 2014, and through mutual support, we have empowered them to connect with their clients and to champion our brand through an engaged and active social community. This community also provides insight into consumer needs and positions OLAPLEX to leverage our research and development platform to address consumers’ needs for improved hair health by creating high-quality products that result in healthy, beautiful hair. Results have validated our approach. We believe over 90% of our consumers think OLAPLEX products make their hair healthier, which we believe is among the highest ratings compared to competitors in this category. This points to a significant and on-going opportunity for OLAPLEX given over 80% of premium haircare consumers in the United States describe themselves as very focused on the health of their hair and over 90% say they are willing to pay more for more effective haircare products. The quality of our products, combined with our community-driven approach to engaging with both professional hairstylists and our consumers, have created a strong and loyal following for OLAPLEX that we believe provides a unique competitive advantage and foundation for growth.

High Performance Products Proven by Science

OLAPLEX disrupted and revolutionized the professional haircare industry by creating the bond building category in 2014. We have grown from an initial offering of three products sold exclusively through the professional channel to a broader suite of products offered through the professional, specialty retail and DTC channels that have been strategically developed to address three key uses: treatment, maintenance, and protection. Our unique bond building technology is able to repair disulfide bonds in human hair that are destroyed via chemical, thermal, mechanical, environmental and aging processes. We have strategically expanded our product line over time to create a self-care routine that our consumers look forward to and rely upon on a daily basis. Our current product portfolio comprises eleven unique and complementary products specifically developed to provide a holistic regimen for hair health. Our proprietary, patent-protected ingredient, Bis-aminopropyl diglycol dimaleate (“Bis-amino”), serves as the common thread across our products and is a key differentiator in our ability to create trusted, high-quality products. Underpinning our product range is a portfolio of more than 150 patents which protects our proprietary technology and, we believe, creates both barriers to entry and a foundation for us to enter adjacent categories over time. Our patent claims are broadly drafted and include claims covering applications across adjacent categories in haircare and also other categories such as skin care and nail health.

Our current hair health platform is presented below and is championed by three products that can be purchased only through professional hairstylists, No. 1, No. 2 and our 4-in-1 Moisture Mask. These three products often serve as an introduction to our brand and a gateway to eight additional products that can be used both at home and in the salon.

Our Products

Use Case	Functional Need		Launch Year
PRO RX	No. 1	Bond Multiplier	2014
	No. 2	Bond Perfector	2014
	4-in-1	Moisture Mask	2021
Treat	No. 3	Hair Perfector	2014
	No. 0	Intensive Bond Building Hair Treatment	2020
	No. 8	Bond Intensive Moisture Mask	2021
Maintain	No. 4	Bond Maintenance Shampoo	2018
	No. 5	Bond Maintenance Conditioner	2018
	No. 4P	Blonde Enhancer Toning Shampoo	2021
Protect	No. 6	Bond Smoother	2019
	No. 7	Bonding Oil	2019

Note(s): No.1, No.2, and No.4-in-1 are only available for professional use, whereas the other products are sold across all of OLAPLEX’s channels.

Synergistic Channel Strategy Underpinned by Our Omni-Channel Approach

We have developed a cohesive and synergistic distribution strategy that leverages the strength of each of our channels, including the specific attributes of each channel as depicted below, and our strong digital capabilities that we apply across our omni-channel sales platform.

We launched our first product in 2014 through the professional channel in order to build trust and support within the hairstylist community. Our professional channel, which includes both products used by hairstylists in-salon and products sold by hairstylists to consumers for use at home, comprised 43% of our 2021 total net sales and grew 66% from 2020 to 2021. The professional channel serves as the foundation for our brand, validating the quality of our products and influencing our consumers’ purchasing decisions. We believe the leading factor that drives purchasing decisions of haircare products is the recommendation from consumers’ stylists, exceeding other factors such as celebrity endorsements, advertisements online or in traditional media. We also believe that use of a particular product by hairstylists is the #1 driver of consumer brand awareness.

In 2018, as OLAPLEX continued to grow, we established our retail presence through expansion into the DTC channel and specialty retail channel (principally Sephora), both of which have continued to grow as we have developed our omni-

channel platform. Our specialty retail channel grew 247% from 2020 to 2021, representing 29% of our 2021 total net sales. Our DTC channel, comprised of OLAPLEX.com and sales through third-party e- commerce platforms, grew 117% from 2020 to 2021, and represented 27% of our 2021 total net sales. This channel also provides us with the opportunity to engage directly with our consumers, and create a feedback loop that drives our decisions regarding new product development, marketing and communications strategies.

Since our first product launch, we have focused on developing clean, technology-based beauty products and creating powerful engagement between professional hairstylists and our consumers, which has driven strong organic growth.

Commitment to Social and Environmental Consciousness

We are passionate about promoting wellness, starting with the integrity of your hair and extending to supporting our communities and minimizing our impact on the environment, allowing us to drive social and environmental awareness in the beauty industry.
•Supporting Small Businesses. We are invested in the success of our hairstylist community as their businesses grow alongside ours. We are especially focused on providing support to the small business community and minority hairstylists; currently 98% of our salon community is made up of small businesses and a meaningful percentage of our hairstylists are racial or ethnic minorities. During the height of the COVID-19 pandemic in 2020, we implemented several initiatives to support hairstylists during salon closures. One example is our Affiliate Program that allowed hairstylists to connect with their consumers and generate income by selling OLAPLEX products for at-home use. This program generated more than $300,000 in income for our professional hairstylist community during a time when their salons were closed.
• Diversity, Equity, and Inclusion. We believe it is important that our employees reflect the diversity of our hairstylist and consumer community. Our Diversity, Equity, and Inclusion (“DEI”) initiatives focus on promoting a workplace of inclusion and acceptance. As a result of our efforts, we have created a diverse workplace environment with 76% of our employees identifying as female and 46% identifying as non-white, as of December 31 2021. We are especially proud that our diverse workforce reflects the community of professional hairstylists we serve, of which 92% identify as women and 37% identify as African American, Asian or Latino as of December 31, 2021. Many of our current Olaplex employees are former stylists whose unique perspectives and insights have helped us better understand our diverse consumer base and what matters to them. Additionally, nine of the 11 members of our board of directors (the “Board of Directors”) are female, and we believe our shared commitment to diversity helps us better understand our professional consumer base and connect with the hairstylist community. We are also proud of the fact that an employee survey from February 2021 found that 90% of our employees agree that we have an inclusive environment that makes them feel comfortable bringing their true selves to work.
•Environmental Sustainability. We continue to explore ways to reduce our carbon footprint and contribute to a more sustainable future for our planet. By taking preventative measures, we’re able to lighten our carbon footprint and do our part in making the world a better place. One of our key initiatives is to reduce the impact of packaging. We are focused on limiting the use of secondary packaging in which our products are sold. By pursuing these packaging reduction initiatives, we believe that between 2015 to 2021 we avoided the use of approximately 4.4 million pounds of paper packaging, which we believe prevented approximately 35 million pounds of greenhouse gas from being emitted into the environment, conserved approximately 57 million gallons of water and saved approximately 44,000 trees from deforestation, as compared to manufacturing, packaging and distribution alternatives. In addition, we strive to produce clean products that exclude certain harmful ingredients. These efforts are well recognized in the industry. As of December 2021, OLAPLEX is one of only 26 haircare brands (out of 74 total haircare bands sold by Sephora) accredited with the “Clean at Sephora” designation, which is defined as products that are free from over 50 ingredients including sulfates, parabens, phthalates, mineral oil, and formaldehyde

Scaled and Nimble Supply Chain

We have developed a flexible and resilient supply chain, designed to support long-term growth at scale. A core tenet of this strategy is leveraging strong partnerships with our co-manufacturers and distributors to create an expansive supply network with ample capacity without significant additional capital investment. Maintaining an asset-light business model has helped us to generate strong free cash flow.

Robust Financial Performance
The strength of our business model and ability to scale has created a compelling financial profile characterized by revenue growth and very strong profitability over the past two years. Our net sales increased from $282.3 million in 2020 to $598.4 million in 2021, representing a 112% increase. Our net income increased from $39.3 million in 2020 to $220.8 million in 2021, representing a 462% increase, primarily as a result of an increase in sales in 2021 and the absence of one-time fair value inventory adjustment due to the acquisition of the Olaplex business by Advent (the “Acquisition”) on January 8, 2020 (the “Acquisition Date”). Our adjusted net income increased from $131.1 million in 2020 to $275.7 million in 2021, representing a 110% increase, primarily as a result of increased sales. We have experienced robust adjusted EBITDA growth over the past year, from $199.3 million in 2020 to $408.8 million in 2021, representing a 105% increase. Our adjusted EBITDA margins went from 70.6% in 2020 to 68.3% in 2021 reflecting the investments necessary to scale our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information regarding our financial performance and non-GAAP measures, together with a reconciliation of non-GAAP measures to their most directly comparable GAAP measures.
Our Market Opportunity

Haircare Represents a Large, Growing Market

Haircare represents a large, addressable market and presents significant opportunities for growth. In 2021, consumers spent an estimated $82 billion globally on haircare products (a figure that does not include the billions consumers spend on haircare services and stylists spend on back-bar products), with consumer spend anticipated to grow at a compound annual growth rate of approximately 5% from 2021 to 2025. OLAPLEX participates in the prestige segment of the market, which is expected to be the fastest growing segment of the global haircare market from 2021 to 2025.

Consumers are Increasingly Focused on Health and Wellness

In particular, we focus on hair health, a key driver of our consumers’ purchasing decisions across the globe. Our first area of focus was damaged hair, among the most important components of hair health, which we addressed through our proprietary bond building technology. Hair damage is a widespread issue. For example, we believe approximately 90% of premium haircare consumers in the United States and 98% of premium haircare consumers in China regularly inflict damage to their hair, such by coloring, chemical services, heat styling, or washing and brushing, which we believe has driven strong demand for our bond-building products.

Several significant tailwinds support the long-term growth prospects of the haircare market. The way our consumers feel about their hair has a strong impact on how they perceive themselves; we believe that continued focus on personal appearance and wellness will drive increased spend in the category. We believe consumers are also becoming increasingly health-conscious, generating a high demand for clean, technology-backed beauty products that achieve results, and that the importance of hair health has driven increased willingness among our consumers to invest in premium-quality products. Our offerings, which are able to deliver results after the first use, position us well to meet this rising consumer demand. In addition, we have seen a shift in demand for haircare products to omni-channel retailing and online shopping, in particular. Our omni-channel strategy positions us well to connect with our consumers globally across channels, and to grow our market share.

Innovative, Consumer-Connected Brands Are Taking Share

As consumers increasingly demand high-performance and innovative solutions for hair health, we believe that the haircare industry is ripe for disruption. Heritage beauty brands have lost market share to innovative, consumer-connected brands that are more agile and better equipped to meet evolving consumer needs. According to Euromonitor on DATE, the top three haircare companies globally (by retail sales) have lost over 430 basis points of market share since 2015. This shift in consumer demand has created a significant opportunity for OLAPLEX to gain market share. Increasing focus on hair health also provides significant runway for future growth as we extend our product offering to focus on providing other haircare solutions.

Whitespace in the Broader Beauty and Wellness Category

We also are well positioned to expand into the broader beauty and personal care category by leveraging our differentiated technology platform, and we believe consumers would be interested in OLAPLEX product offerings in other beauty categories, such as the $155 billion skincare market. We intend to utilize our innovation expertise to enter adjacent categories and create clean, healthy solutions for the broader personal care needs of our consumers. Our rigorous product development process combines a deep knowledge of science with community-driven testing and feedback, as we work with professional hairstylists to develop and test new products before they launch. We are confident that our deep connection with our consumer community will allow us to expand into beauty and wellness categories in the future.

Our Strengths

Differentiated Brand Positioning Steeped in Science-Backed, Proven Products

OLAPLEX is built upon a vision of delivering scientific hair health solutions to both professional hairstylists and consumers. We believe that demand for OLAPLEX products is driven by the visible results of our products, and that our ability to provide scientifically supported hair health solutions has engendered trust, loyalty, and advocacy among our consumers across channels. This has enabled OLAPLEX to become the #1 bond-building haircare brand in the professional channel, and a top ranked haircare brand within our specialty retail channel. Furthermore, we believe that over 80% of premium haircare consumers who have considered purchasing OLAPLEX believe that OLAPLEX is a brand they can trust and that could help them take care of their hair, with over one-third of OLAPLEX users as of September 2021, strongly agreeing with the statement, “OLAPLEX is my favorite haircare brand”. OLAPLEX also has a loyal customer base at BSG, a network of stores and direct sales consultants selling professional salon brands to professional hairstylists, with over 170,000 returning customers between 2020 and 2021 alone. We believe we have continued to rank as a top selling brand, including Company estimates that we are the #1 Haircare Brand and top 25 Beauty brand in all classes of beauty at Amazon in the U.S. and #1 Haircare brand on Look Fantastic in the United Kingdom (“U.K.”) as of December 31, 2021.

Beloved Brand with Passionate and Loyal Consumer Following

Our dedication to providing science-driven-solutions has created an engaged consumer base that we believe advocates authentically for the quality of our products. Our unique relationship with stylists and active involvement with them through digital forums, OLAPLEX Pro App and as brand ambassadors has driven community engagement that has fostered loyalty among the consumer community as well. We continue to build loyal relationships with elite hairstylists and brand ambassadors who educate our consumers, test our products, participate in our brand campaigns and introduce our products to their clientele. Our brand ambassadors also have leadership influence and reach throughout the hairstylist community which reinforces our brand positioning. We believe our products’ quality and ability to deliver visible results after first use, coupled with our solutions- based product system, has led to deep penetration within the purchasing habits of our consumers. We believe consumers who purchase at least one OLAPLEX product on average have purchased over 3.5 other products from our product suite in the last twelve months. We believe this broad cross-purchasing activity demonstrates that consumers are using our products as part of a broader haircare regimen.

Furthermore, our consumers have continued to engage with the OLAPLEX brand online. As of December 31, 2021, the OLAPLEX hashtag has been used over 12.9 million times across social media platforms by our community of professional hairstylists and consumers who create their own content about their haircare regimen. In the past year, we had exceptional engagement with our Instagram community of over 2.3 million followers as of December 31, 2021, which generated 2.6 million likes and an average of approximately 13,500 story views a day. Our passionate consumer base is also demonstrated by our presence on TikTok where our videos have been viewed over 10.6 million times between October 2021 and December 2021, and, as of December 2021, videos using the OLAPLEX hashtag have been viewed over 542 million times since the hashtag first appeared on the platform.

Positioned in Compelling Sub-Verticals

We believe our focus on large, high-growth segments of the haircare industry separates us from our competitors. Our products address the most relevant categories within haircare: treatment, maintenance and protection. Maintenance is one of the largest haircare subcategories and consists of products such as shampoos and conditioners. Our shampoo and conditioner products are key areas of focus and have experienced growth of more than 100% from 2020 to 2021 . We believe that treatment and protection are two areas that consumers are most concerned about, and therefore are categories that deliver strong loyalty where consumers are less likely to switch brands and products. We believe over 70% of consumers have experienced one of the following: hair loss, damage, coarseness, thinness, frizz, or dryness. We help consumers address many of these haircare concerns with our patented and proven Bond Building Hair Treatment, Hair Perfector and Bond Intense Moisture Mask.

Powerful Product Portfolio Supported by Proven Innovation Capabilities

Our innovation capabilities and unique approach to product development have allowed us to develop a portfolio of powerful, patent-protected and proven hair health solutions. In seeking to address the most important concerns in hair health, we incorporate feedback from our community of professional hairstylists and consumers into solution-oriented products that speak to our consumers’ needs. These consumer insights inform the efforts of our in-house research and development team, dedicated OLAPLEX laboratory, independent lab testing, and real- world salon testing, creating a virtuous feedback loop. Bis-amino is an example of science-enabled technology. This molecule is the formulating ingredient in all of our products and addresses a root cause of damage by repairing broken hair bonds.

We have a strong track-record of successful product launches. The launch of our No. 0 Intense Bond Building Treatment created exceptional social media engagement, which resulted in our product ranking as the #1 selling SKU at Sephora during the first weeks following its launch, according to Sephora’s internal reporting. Similarly, the launch of our No. 8 Bond Intense Moisture Mask was the biggest haircare launch in 2021, as of July 2021, at Sephora based on sales. No. 8 has also performed well within our professional hairstylist community, resulting in it becoming the number one product at BSG in April 2021. In addition, No. 8 generated over $7 million in sales and sold over 400,000 units within the first three weeks of launching in March 2021 at our top U.S. accounts and represented the largest launch in our history by net sales. The launch of the 4-in-1 Moisture Mask made it the best-selling product at BSG for the month of August and generated over $2.5M million in sales at BSG and Salon Centric combined. No. 4P Blonde Enhancer Toning Shampoo had a successful launch with it being the best-selling product at BSG for the month of October 2021. Additionally, it launched as the #2

Shampoo in the total Shampoo category at Sephora and continues to be the top selling purple shampoo at Sephora. We are supporting our future innovation pipeline through the development of new technology that seeks to address other key components of hair health.

Synergistic Omni-channel Strategy and Market Leadership Across Channels

Our integrated channel strategy across the professional, specialty retail and DTC channels creates a powerful feedback loop that reinforces consumer spending across channels. Our digital capabilities support each of our channels and provide us with direct touchpoints with our consumers. We believe that our professional channel provides credibility as a trusted source of product recommendation to our consumers, thereby supporting our specialty retail and DTC channels by serving as an introduction to our brand. We believe that approximately 35% of our consumers purchase OLAPLEX products after being introduced to the product by their hairstylist. Once this introduction is made, our consumers often begin purchasing our products through our specialty retail and DTC channels. We offer our retail partners a curated portfolio of highly productive products with incremental benefits, which contrasts starkly with many brands’ broad assortments. Our specialty retail and DTC presence allows us to reach our consumers everywhere they shop, and drives revenue to professional hairstylists when clients seek professional-strength OLAPLEX treatments in the salon to complement at-home use. This cycle has driven significant cross-channel shopping opportunities and is supported by our digital initiatives: for example, we believe nearly 50% of our customers that purchase product on OLAPLEX.com have also purchased OLAPLEX products in retail locations and 40% have also purchased in a salon. This integrated channel approach has also driven strong growth across channels and geographies as we have expanded. Our recent expansion in the U.K. illustrates the success of our approach. In 2019, we improved our professional distribution network in the U.K, which expanded our salon presence. We then focused on developing our DTC and specialty retail channels in 2020 and 2021. As a result, from 2020 to 2021, net sales in our professional channel grew 66% and in our specialty retail channel grew 247%, highlighting the additive relationship between our channels. Our ability to succeed across channels is a hallmark of our business model. For example, in 2021, OLAPLEX was the #1 selling haircare brand at Sephora and 5 of our products were the best-selling in their respective categories at BSG. In addition, we believe that during July 2021 our No. 0 + No. 3 kit and No. 5 solutions were two of the top ten haircare products sold on Amazon. Our expanding brand resonance and community of stylists allows us to leverage this integrated channel strategy internationally as well, with strong footholds within professional communities supported by presence in key specialty retailers and recent expansion into DTC.

Experienced and Visionary Management Team and Board

Our strategic vision and culture are directed by our skilled management team, who collectively have decades of strategic and operating experience in the beauty and luxury fashion industries. Our leadership is further augmented by a board of directors with leadership experience in beauty, innovation, digital, marketing and operations.

Grow Brand Awareness and Household Penetration
There is significant opportunity to continue to grow brand awareness and educate consumers about OLAPLEX and the benefits of our solution-based regimen. We believe that OLAPLEX has an average, higher unaided brand awareness that is over twice that of our peers, with just 7% unaided awareness versus that of a competitor median of just 3% unaided awareness. and also has aided awareness of 59% compared to a median of 65% for our peers. At Sephora, a key retail account, approximately only 9% of shoppers purchased an OLAPLEX product in 2021 despite the fact that we believe we were the #1 haircare brand sold at Sephora in 2020. As of December 31, 2021, our powerful digital community includes more than 100 brand advocates, including licensed cosmetologists supporting our content creation, two professional-dedicated communities on social media consisting of over 250,000 hairstylists and several company-operated accounts including on Instagram, TikTok, Facebook and other social media platforms, where we have demonstrated robust followership and engagement. Our recent digital engagement efforts have been instrumental in attracting a younger consumer demographic to our brand. We believe that 44% of our consumers, as of December 2021, are between the ages of 18 to 34, compared to an average of 33% in the premium haircare category. We plan to continue to grow our social media engagement by increasing our digital marketing spend and expanding our capabilities to interact with our consumers through OLAPLEX.com and other digital channels. We also plan to grow our brand awareness by continuing to deepen our relationships within the professional community. As our total product portfolio grows, we also expect our brand visibility to increase as more consumers are introduced to our brand through new product offerings. We believe these efforts to expand awareness and household penetration will enable the OLAPLEX brand to continue growing in the future.
Continue to Grow OLAPLEX Through Existing Points of Distribution

We plan to drive sustained growth in our core channels by increasing repeat purchase rates and brand awareness. As we have expanded, we have demonstrated our ability to drive continued growth with existing customers, as evidenced by our products generating growth of more than 95% in sell-through sales from 2020 to 2021 in Sephora locations in the U.S., which we believe to be well in excess of our competitors. In addition, our core products represented five of the top ten selling products at Sephora during December 2021. Within the professional channel, we intend to expand our consumer base of professional hairstylists by growing our brand ambassador community and increasing adoption of our professional-only offerings. Similarly, within specialty retail, our low penetration levels among Sephora customers and relatively limited brand awareness provide us with strong growth opportunities in their existing locations and our products will be available as part of the Sephora at Kohl’s partnership which rolled out to 200 Kohl’s locations in the Fall of 2021 and is expected to expand to a total of 850 stores by 2023. Furthermore, within our DTC channel, we continue to see opportunities to enhance OLAPLEX.com, including our recently developed hair diagnostic test to engage and educate our consumers. Since we began offering our online diagnostic platform in October 2020, over 1.7 million unique consumers have taken the OLAPLEX hair diagnostic test and shared their haircare needs with us.

Expand Distribution to New Geographies and Retailers

We plan to pursue large and meaningful distribution opportunities and increase existing depth across specialty retail, travel retail, specialty pharmacy, professional salons and international markets. We expect to continue to grow our retail distribution by establishing commercial relationships with new customers. For example, in the fourth quarter of 2021, we successfully launched our professional offerings in Ulta salons and in January of 2022, our retail products became available at each of Ulta’s more than 1,250 stores and on ulta.com.

Internationally, we intend to capitalize on our current broad professional salon base and growing retail brand awareness to deepen our reach in existing key markets by utilizing our omni-channel approach with enhanced marketing and social media efforts. In Europe, we particularly see an opportunity to attract more consumers in select countries by partnering with high-end specialty pharmacies to expand our points of distribution. In Asia, key areas of focus include accelerating our partnership with Tmall Global in China and broadening our existing distribution channels in Japan. Furthermore, we continue to explore entry and growth opportunities in Latin America where we have a smaller presence compared to other geographies.

Expand our Product Offerings by Utilizing Innovation Capabilities

We plan to continue to leverage our product-solution brand mindset, consumer relevance and brand strategy to expand into new categories. Our dedicated R&D department’s unique approach to innovation supplies us with a meaningful pipeline of haircare opportunities that we believe resonate with our in-house OLAPLEX hairstylists and our consumers. We internally develop our products in our lab and in partnership with national co-manufacturers, universities, and biotech companies to be on the cutting edge of haircare technology. Our large and expanding community of professional hairstylists helps us selectively test our products in real world scenarios, which enables us to gain rapid consumer insights and product feedback. We see opportunities to extend our product technology to new areas of hair health and treatment, such as scalp care, as well as other haircare categories in which we have yet to participate. We are also developing other potentially patentable technologies to support extension into non-haircare beauty and wellness categories that provide us with long- term growth opportunities. For example, we believe that approximately 82% of consumers familiar with OLAPLEX would like to see an OLAPLEX skin care line, and 51% of these consumers would switch out their current skin care for an OLAPLEX product. We plan to continue to leverage our powerful research and development strategy to create new products and provide technology-based beauty solutions for our consumers.

Leverage OLAPLEX.com to Strengthen our Direct To Consumer Channel

We plan to continue to invest in our digital marketing capabilities and online platform to increase our DTC presence and attract more consumers to our brand. We expect to grow our DTC channel by creating new tools and programs available on our website that interact with our consumers and help them use our products. Specifically, we believe we have an opportunity to gain greater insights from our consumers and enhance connectivity by offering customized feedback for each of their haircare needs. We recently launched an online hair diagnostic tool on OLAPLEX.com that enables us to better engage with our consumers and listen to the most important haircare concerns they face. We envision expanding our omni-channel platform to offer multiple hair health solutions to our consumers based on the feedback they provide us. Our DTC capabilities and omni-channel platform are critical to achieving future revenue growth and further developing and nurturing the strong connection we have with our consumers. Key areas of focus in our DTC channel strategy include creating new revenue opportunities, increasing the cross-product purchasing patterns of our online consumers and highlighting our DTC channel when expanding in new international geographies such as U.K., Australia and France.

Our Synergistic Omni-Channel Sales Platform

Our products are sold through our global omni-channel platform in more than 60 countries across the world. In 2021, approximately 58% of our net sales were generated in the U.S. and approximately 42% of our net sales were international. We sell our products through distributors, retailers, and directly to consumers.

Professional Channel Rooted in our Hairstylist Community

In our professional channel, our products are sold primarily through wholesale beauty supply distributors who sell to professional beauty industry outlets, such as salons and licensed cosmetologists, for use in the salon or for hairstylists to sell to consumers for use at home. In 2021, we sold our products through over 100 professional distributors. Our international distributors are generally only permitted to sell our products to professional beauty industry outlets in specific territories, with some having the exclusive right to sell our products in the territory. Our agreements with professional beauty distributors also typically contain minimum purchase and sell-through requirements and prohibit the distributor from selling products deemed competitive with ours.

Specialty Retail Channel Focused on Reaching Consumers

Our specialty retail customers include specialty retailers, as well as luxury department stores with online and/or brick and mortar presences. In 2021, we sold our products through approximately 30 retailers in more than 60 countries throughout the world. Our biggest global retail partner is Sephora, where we are in more than 1,800 doors globally as well as through Sephora’s own e-commerce sites.

Direct to Consumer Channel Leveraging our Digital Capabilities

We sell our products directly to consumers through our branded website, olaplex.com, and to industry leading pure play beauty and wellness partners. We have dedicated resources to implement creative, coordinated, brand- building strategies across our online activities to increase our direct access to consumer insights, engagement and conversion, which further enhances our innovation and branding performance.

Marketing and Engagement with Our Customer and Consumer Community

Our strategy to market and showcase our products begins with our omni-channel platform across the professional, specialty retail and DTC channels.

In our professional channel, we market our products using educational seminars on our products’ application methods and consumer benefits. We have a dedicated portal on our website for professional customers to purchase and learn more about our products and have developed a mobile app for our professional community that serves as a resource on our brand and products and offers us the opportunity to more directly engage with hairstylists about our products. In addition, we use professional trade advertising, social media and other digital marketing to communicate to professionals and consumers the quality and performance characteristics of our products. We believe that our presence in professional salons benefits the marketing and sale of our products sold through our specialty retail and DTC channels as it introduces consumers to our products who may start shopping through our other channels in addition to shopping at the salon.

In our specialty retail channel, we support our authorized retailers to drive in-store and e-commerce sales of our products, and work with them to ensure the optimal presentation of our products in their stores or on their e-commerce sites. Advertising activities, in-store displays, and online navigation are designed to attract new consumers, build demand and loyalty and introduce existing consumers to other product offerings. Our marketing efforts also benefit from cooperative advertising programs with some retailers. We typically do not use promotional activities in our marketing efforts but may occasionally offer limited-time product kits to help introduce our products to consumers.

Our digital first approach to performance marketing is designed to offer best-in-class customer experience on olaplex.com, from load times, site navigation to a more intuitive check-out experience, all of which is designed to increase brand awareness, site traffic and conversion.

We continue to increase our brand awareness and sales through our strategic emphasis on performance marketing and by leveraging technology. We see opportunities to further enhance our online presence and consumer engagement through our digital properties, especially as the COVID-19 pandemic has had a significant impact on consumer behaviors and has accelerated the trend for a digital-first consumer journey and e-commerce, and we continue to elevate our digital presence encompassing e-commerce and m-commerce, as well as digital, social media and influencer marketing and engagement. We have top celebrity hairstylists and colorists from around the world as Olaplex brand ambassadors. These brand ambassadors help market our brand through educational events, social media and other publicity. We also are investing in new analytical capabilities to promote a more predictive and personalized experience across our sales channels. For example, we developed an online hair diagnostic quiz that allows consumers to discover our products to identify and personalize their hair health needs. We continue to innovate to better meet consumer shopping preferences, support e-commerce and m-commerce via digital and social marketing activities designed to build brand equity and consumer connection, engagement and conversion.

Our Innovative Products

Fueled by our focus on providing solutions to improve our consumers’ hair health, we have created a holistic product line employing our unique bond building technology that repairs and relinks disulfide bonds in human hair that have been destroyed or compromised by chemical, thermal, mechanical, environmental and aging processes. Our proprietary, patent-protected ingredient, Bis-amino, serves as the common thread across our products and is a key differentiator in our ability to create trusted and high-performing products. Underpinning our product range is a portfolio of more than 150 patents, which protects our proprietary technology and, we believe, creates both barriers to entry and a foundation for entry into adjacent categories over time.

Our current product portfolio comprises eleven unique, complementary products specifically developed to provide a holistic regimen for hair health. The quality of our products drives consumer enthusiasm, strong repurchase trends and basket building behavior. Because our products augment each other, our consumers often utilize multiple products within our line that work together to lead to consistently healthy hair—we believe this additive phenomenon drives exceptional consumer loyalty.

Our current product suite is championed by three professional use-only products: OLAPLEX Bond Multiplier (No. 1), OLAPLEX Bond Perfector (No. 2) and OLAPLEX 4-in-1 Moisture Mask. These three products often serve as an introduction to our brand, and a gateway to eight additional products that can be used at home, including a bond building treatment (No. 0), Hair Perfector (No. 3), shampoo and conditioner (No. 4 / 5 / 4-P), Bond Smoother (No. 6), Bonding Oil (No. 7) and Bonding Moisture Mask (No.8). Each product is created with our consumer in mind and with high-quality ingredients backed by scientifically proven formulas and independently validated claims. We also offer combination kits comprising related products to drive new customer acquisitions and trial.

Customers
We have over 180 customers across our omni-channel sales platform. Our customers in the professional channel include SalonCentric, Beauty Systems Group, Ulta salons, New Flag, Sally U.K., and Aston and Fincher. Our specialty retail customers include specialized retailers such as Sephora, Douglas, Ulta retail and Space NK, and our DTC customers include e-commerce retailers such as Amazon, ASOS, Cult Beauty and The Hut Group. In 2021, our top two customers each accounted for greater than 10% of our net sales.
Supply Chain and Global Distribution Network

Our finished products are manufactured in the U.S. and Europe by three manufacturers, two in the U.S. with multiple facilities and one in Europe. Cosway Company Inc. manufactures products that accounted for more than 75% of our net sales in 2021 and we continue to rely upon Cosway to manufacture a majority of our current product offerings. Our agreement with Cosway expires on January 1, 2023 and automatically renews for subsequent periods of two years each, unless terminated by either party upon 180 days’ notice. Either party also may terminate the agreement upon the event of breach, default, or bankruptcy. Upon termination of our relationship, Cosway will return or destroy all confidential information and provide us with all formulas that were developed exclusively for us under the agreement along with any related manufacturing know-how. We utilize third parties with key operational facilities located inside and outside the U.S. to warehouse and distribute our products for sale throughout the world. We believe that our manufacturing and distribution network is sufficient to meet current and reasonably anticipated increased requirements. In addition, we have disaster recovery programs in place under some of our agreements with suppliers that allow for shifting of manufacturing capacity if necessary to account for disruptions due to natural disasters and other events outside of our or their control. We continue to implement improvements in capacity, technology, resiliency and productivity and to align our manufacturing and distribution capabilities with anticipated regional sales demand and expansion of our customer base in targeted geographies. In 2021, we launched three new international third party warehouse and logistics centers as well as a new contract manufacturer in Europe.

Our products rely on a single or limited number of suppliers. For example, a principal raw material for our products is Bis-amino, which is manufactured using our patented process by a contract manufacturing organization in the U.S.. Other raw materials used in our products include specialty ingredients and essential oils. Despite our use of a limited number of suppliers, we believe our suppliers have adequate resources and facilities to overcome most unforeseen interruptions of supply, and we are often able to leverage our relationships with suppliers to obtain raw materials directly while bypassing intermediaries. In the past, we have been able to obtain an adequate supply of essential raw materials and currently believe we have adequate sources of supply for virtually all components of our products, including by maintaining a supply of Bis-amino.

Seasonality

Our results of operations typically are slightly higher in the second half of the fiscal year due to increased levels of purchasing by consumers for special and holiday events and by retailers for the holiday selling seasons. However, fluctuations in net sales in any fiscal quarter may be attributable to the level and scope of new product introductions or the particular promotional calendars followed by our retail customers, which may impact their order placement and receipt of goods.

Competition

Competition in the haircare industry is based on a variety of factors, including innovation, effectiveness of beneficial attributes, accessible pricing, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce initiatives and other activities. Our competitors include Henkel AG & Co. KGaA, Kao Corporation, L’Oreal S.A. and Unilever. We also face competition from a number of independent brands. Certain of our competitors also have ownership interests in retailers that are customers of ours.

The continued strength of our brand and products is based on our ability to compete with other companies in our industry. We compete primarily by:

•developing quality products with innovative performance features;

•educating consumers, retail customers and salon professionals about the benefits of our products;

•anticipating and responding to changing consumer, retail customer and salon professional demands in a timely manner, including the timing of new product introductions and line extensions;

•offering products at compelling and accessible price points across channels and geographies;

•maintaining favorable brand recognition;

•developing and sustaining our relationships with our key customers;

•ensuring product availability through effective planning and replenishment collaboration with our customers;

•leveraging e-commerce, social media and the influence of our brand ambassadors and developing an effective omni-channel strategy to optimize the opportunity for consumers to interact with and purchase our products both on-line and in brick and mortar outlets;

•attracting and retaining key personnel;

•maintaining and protecting our intellectual property;

•maintaining an effective manufacturing and distributor network; and

•obtaining and retaining sufficient retail distribution and display space, optimal in-store positioning and effective presentation of our products on retailer’s shelves.

We believe we have a well-recognized and strong reputation in our core markets and that the quality and performance of our products, our emphasis on innovation, and engagement with our professional and consumer community position us to compete effectively.

Intellectual Property

We rely on a combination of patent, trademark, copyright, trade secret, and other intellectual property laws, nondisclosure and assignment of inventions agreements and other measures to protect our intellectual property.

As of December 31, 2021, we owned over 300 trademark registrations and applications globally. Our flagship trademark is OLAPLEX. We seek to register our OLAPLEX mark in all jurisdictions where we do business. In addition, as of

December 31, 2021, we owned over 150 issued patents worldwide, including 14 U.S. patents, and over 50 pending patent applications worldwide.

Our patent portfolio includes a family of patents that includes approximately 95 granted patents with claims that cover Olaplex’s commercial formulations Nos. 0-8, as well as their uses, and patents with claims that cover other haircare and skincare products and/or their uses. The patents issued in this family have been granted in the U.S., Australia, throughout Europe, Brazil, Canada, Israel, New Zealand, and Japan. The patents in this family are generally expected to expire in 2034. Any additional patents that grant from pending applications in this patent family would also be expected to expire in 2034.

Our patent portfolio also includes a family of patents with claims to defend against the use of competitors’ products that do not contain our Bis-amino ingredient. This patent family includes approximately 45 patents that have been granted in the U.S., throughout Europe, Brazil, Canada, Israel, and Japan. The patents in this family are generally expected to expire in 2035. Any additional patents that grant from pending applications in this patent family would also be expected to expire in 2035.

For more information, see “Risk Factors— Risks Related to Intellectual Property Matters.”

Information Technology

Information technology supports all aspects of our business, including operations, marketing, sales, order processing, production and distribution networks, customer and customer experience, finance, business intelligence, and product development. We continue to maintain and enhance our information technology systems and customer experiences in alignment with our long-term strategy. An increasing portion of our global information technology infrastructure is cloud-based and in partnership with industry-leading service providers. This approach allows for a more scalable platform to support current and future requirements and improves our agility and flexibility to respond to the demands of the business by leveraging advanced and leading-edge technologies.

We recognize that technology presents opportunities for competitive advantage, and we continue to invest in new capabilities across various aspects of our business. During 2021, we continued to improve our business-to-business and business-to-consumer integration, cybersecurity and technology infrastructure, supply chain integration, business resilience capabilities and analytics. In addition, we improved our e-commerce experience, launched DTC sites in the U.K., Australia, Italy, and Spain; continued our investment in business intelligence to drive deeper consumer insight, and built a Spanish language certification and education site for our professional hairstylist and consumer community.

In 2021 we expanded our data privacy program to protect our customers and our business and to align with the privacy regulations of countries in which we do business. We also have enhanced and will continue to enhance our cybersecurity profile to align with industry standard cybersecurity frameworks. We review and assess our cybersecurity profile on an ongoing basis, and our policies and procedures establish processes for risk assessment, risk management, risk oversight, end user training, third-party reviews and general cybersecurity. We have assessed, and will continue to assess, the adequacy of our policies, procedures, and internal controls for ensuring we meet defined cyber security standards.

Properties

We do not own any real property or have a physical headquarters. We lease one facility in New York that we use for research and development. We amended this lease on October 29, 2021 to add additional space and extend the lease term to end on January 31, 2025. Our employees work remotely, from home or at shared co-working office spaces. We believe these arrangements support our current needs.

Employees and Human Capital Resources

Employees

As of December 31, 2021, Olaplex employed 106 employees, 103 of which are based in the U.S. and three of which are based in the U.K. We also leverage contractors to supplement work in areas that are quickly growing such as technology, operations and accounting. We do not have any employees governed by a union. We utilize a professional employer organization (“PEO”), who is the employer of record of our U.S. employees and administers our human resources, payroll and employee benefits functions.

Since the Acquisition in January 2020, we have hired 82 employees, focusing primarily on building key capabilities at the executive level, organizational capabilities such as human resources, information technology, legal, operations, finance and accounting, sales and marketing.

Culture

We believe our commitment to our heritage in the haircare space and encouragement of our employees to bring their whole self to work has created a culture that is paramount to our success. We embrace our employees’ families as our own, one another as friends and celebrate life events as if we were together. We are passionate about what we do, how our products impact lives and what our brand means to our community.

Diversity, Equity, and Inclusion

Diversity, Equity, and Inclusion remains a key differentiator in both our consumer strategy and internal culture. We remain committed to supporting and standing up for our community with our talent, content, message and product offering. As of December 31, 2021, 76% of our employees identify as female and 46% identify as non-white. We know through experience that different ideas, perspectives and backgrounds create a stronger and more creative work environment that can deliver better results.

In January 2021, we established DEI Champions who reinforce our collective commitment to foster a diverse, equitable and inclusive culture. Their roles are to identify opportunities to further engage our teammates through training and education, encouraging candid conversations and leading by example. The team is led by six individual volunteers across different departments and have a strong representation of race and sexual orientation.

Compensation and Benefits

The core objective of our compensation program is to provide a package that will attract, motivate and reward exceptional employees. Through our “Healthy Hair ~ Healthy Body ~ Healthy Mind” wellness strategy, we are committed to providing comprehensive benefit options that will allow our employees and their families to live healthier and more secure lives. We leverage both formal and informal programs to identify, foster and retain top talent.

Government Regulation

Our cosmetic products are subject to regulation by the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”) in the U.S., as well as various other local and foreign regulatory authorities, including those in the European Union (“E.U.”), and other countries in which we operate. These laws and regulations principally relate to the ingredients, proper labeling, advertising, packaging, marketing, manufacture, safety, shipment and disposal of our products.

The Federal Food, Drug and Cosmetic Act (“FDCA”), defines cosmetics as articles or components of articles intended for application to the human body to cleanse, beautify, promote attractiveness, or alter the appearance, with the exception of soap. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations. Cosmetics are not subject to pre-market approval by the FDA; however, certain ingredients, such as color additives, must be pre-approved for the specific intended use of the product and are subject to certain restrictions on their use. If a company has not adequately substantiated the safety of its products or ingredients by, for example, performing appropriate toxicological tests or relying on already available toxicological test data, then a specific warning label is required. The FDA may, by regulation, require other warning statements on certain cosmetic products for specified hazards associated with such products. FDA regulations also prohibit or otherwise restrict the use of certain types of ingredients in cosmetic products.

In addition, the FDA requires that cosmetic labeling and claims be truthful and not misleading. Moreover, cosmetics may not be marketed or labeled for their use in treating, preventing, mitigating, or curing disease or other conditions or in affecting the structure or function of the body, as such claims would render the products to be a drug and subject to regulation as a drug. The FDA has issued warning letters to cosmetic companies alleging improper drug claims regarding their cosmetic products, including, for example, product claims regarding hair growth or preventing hair loss. In addition to FDA requirements, the FTC as well as state consumer protection laws and regulations can subject a cosmetics company to a range of requirements and theories of liability, including similar standards regarding false and misleading product claims, under which FTC or state enforcement or class-action lawsuits may be brought.

In the U.S., the FDA has not promulgated regulations establishing Good Manufacturing Practices (“GMPs”) for cosmetics. However, FDA’s draft guidance on cosmetic GMPs, most recently updated in June 2013, provides recommendations related to process documentation, recordkeeping, building and facility design, equipment maintenance and personnel, and compliance with these recommendations can reduce the risk that FDA finds such products have been rendered adulterated or misbranded in violation of applicable law. FDA also recommends that manufacturers maintain product complaint and recall files and voluntarily report adverse events to the agency. The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products are not manufactured under unsanitary conditions, or labeled in a false or misleading manner. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies unsanitary conditions, false or misleading labeling, or any other violation of FDA regulation, FDA may request or a manufacturer may independently decide to conduct a recall or market withdrawal of product or to make changes to its manufacturing processes or product formulations or labels.

The FTC also regulates and can bring enforcement action against cosmetic companies for deceptive advertising and lack of adequate scientific substantiation for claims. The FTC requires that companies have a reasonable basis to support marketing claims. What constitutes a reasonable basis can vary depending on the strength or type of claim made, or the market in which the claim is made, but objective evidence substantiating the claim is generally required.

The FTC also has specialized requirements for certain types of claims. For example, the FTC’s “Green Guides” regulate how “free-of,” “non-toxic” and similar claims must be framed and substantiated. In addition, the FTC regulates the use of endorsements and testimonials in advertising as well as relationships between advertisers and social media influencers pursuant to principles described in the FTC’s Endorsement Guides. The Endorsement Guides provide that an endorsement must reflect the honest opinion of the endorser, based on “bona fide” use of the product, and cannot be used to make a claim about a product that the product’s marketer could not itself legally make. Additionally, companies marketing a product must disclose any material connection between an endorser and the company that consumers would not expect that would affect how consumers evaluate the endorsement. If an advertisement features endorsements from people who achieved exceptional, or even above average, results from using a product, the advertiser must have proof that the endorser’s experience can generally be achieved using the product as described; otherwise, an advertiser must clearly communicate the generally expected results of a product and have a reasonable basis for such representations.

Although the Green Guides and Endorsement Guides do not operate directly with the force of law, they provide guidance about what the FTC generally believes the Federal Trade Commission Act, or FTC Act, requires in the context using of “green” claims and endorsements and testimonials in advertising. Any practices inconsistent with the Green Guides and Endorsement Guides can result in violations of the FTC Act’s proscription against unfair and deceptive practices.

In the E.U., the sale of cosmetic products is regulated under the E.U. Cosmetics Regulation (EC) No 1223/2009 setting out the general regulatory framework for finished cosmetic products placed on the E.U. market. The overarching requirement is that a cosmetic product made available on the E.U. market must be safe for human health when used under normal or reasonably foreseeable conditions of use, taking account, in particular, of the following: (a) presentation including conformity with Directive 87/357/EEC regarding health and safety of consumers; (b) labelling; (c) instructions for use and disposal; (d) any other indication or information provided by the responsible person.

Generally, there is no requirement for pre-market approval of cosmetic products in the E.U. However, centralized notification of all cosmetic products placed on the E.U. market is required. Manufacturers are required to notify their products via the E.U. cosmetic products notification portal. Manufacturers are responsible for safety of their marketed finished cosmetic products, and must ensure that they undergo an appropriate scientific safety assessment before cosmetic products are sold. A special database with information on cosmetic substances and ingredients, known as CosIng, enables easy access to data on cosmetic ingredients, including legal requirements and restrictions. We rely on expert consultants, Obelis, for our E.U. product registrations and review of our labelling for compliance with E.U. regulation.

The E.U. Cosmetics Regulation requires the manufacture of cosmetic products to comply with GMPs, which is presumed where the manufacture is in accordance with the relevant harmonized standards. In addition, in the labelling, making available on the market and advertising of cosmetic products, text, names, trademarks, pictures and figurative or other signs must not be used to imply that these products have characteristics or functions they do not have; any product claims in labelling must be capable of being substantiated.

The U.K. has left the E.U. and will no longer be required to comply with E.U. law. However, the European Union (Withdrawal) Act provides that E.U.-derived domestic legislation, as it had effect in domestic law immediately before exit day, continues to have effect in domestic law on and after exit day. The E.U. Cosmetics Regulation has been retained in U.K legislation subject to the amendments made by Schedule 34 of The Product and Safety Metrology etc. (Amendment etc.) (EU Exit) Regulations 2019. This is applicable to Great Britain (England, Scotland and Wales). Such amendments include notification of cosmetic products made available to consumers in Great Britain to the Office for Product and Safety Standards and the requirement to have a responsible person established in the U.K. Northern Ireland will continue to be subject to E.U. law under the Northern Ireland Protocol annexed to the E.U.-U.K. Withdrawal Agreement.

We are also subject to a number of U.S. federal and state and foreign laws and regulations that affect companies conducting business on the Internet, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and online payment services.

We are subject to federal, state, local and international laws regarding privacy and protection of people’s data. Such laws and regulations are evolving and can be subject to significant change. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently by different regulators and inconsistently with our current policies and practices. In the E.U., the General Data Protection Regulation (“GDPR”) imposes a strict data protection compliance regime and provides for significant potential fines or penalties for violations. The GDPR applies to the processing and transfer of personal data. From January 1, 2021 the GDPR has been retained in U.K. as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“U.K. GDPR”).alongside the Data Protection Act 2018. Additionally, a recent decision from the Court of Justice of the European Union and related regulatory guidance may impact our ability to transfer personal data from the European Economic Area or U.K. to the U.S. and other jurisdictions. U.S. state privacy laws such as the California Consumer Privacy Act (“CCPA”) require many companies that process personal information, including us, to make disclosures to consumers about their data collection, use and sharing practices, and, in some instances, allows individuals to request access to or the erasure of their personal information as well as to opt out of the sale of such information to third parties. New laws in California, Virginia and Colorado could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business.

Corporate Information, Pre-IPO Reorganization and Initial Public Offering
Olaplex Holdings, Inc. (“Olaplex Holdings”) was incorporated in Delaware in June 2021. We are a fully remote company. As a result, we do not currently have a principal executive office. Our website is https://www.olaplex.com. Information contained on our website or that can be accessed through our website is not part of, and is not incorporated by reference in, this Annual Report.
On October 4, 2021, we completed an initial public offering of 73,700,000 shares of our common stock (the “IPO”). All shares sold in the IPO were sold by certain existing stockholders of Olaplex Holdings at a public offering price of $21 per share. On October 8, 2021, the selling stockholders sold 11,055,000 additional shares of common stock pursuant to the full exercise by the underwriters of the IPO of their option to purchase additional shares at the IPO price of $21 per share. The Company did not receive any proceeds from the IPO.
Prior to the IPO, Penelope Group Holdings L.P. (“Penelope Group Holdings”) was the direct parent of Penelope Holdings Corp., which is the indirect parent of Olaplex, Inc., the Company’s primary operating subsidiary. In connection with the IPO, the Company completed the following transactions (collectively the “Reorganization”):
•The limited partners of Penelope Group Holdings, including Advent International GPE IX, LP (“Fund IX”), who also held 100% of the equity interest in Penelope Group Holdings GP II, LLC (“Penelope Group Holdings GP II”), the general partner of Penelope Group Holdings, contributed 100% of their respective economic equity interests in Penelope Group Holdings and Fund IX further contributed 100% of the equity interests in Penelope Group Holdings GP II to Olaplex Holdings in exchange for:

◦an aggregate of 648,124,642 shares of common stock of Olaplex Holdings; and

◦certain rights to payments under the Tax Receivable Agreement (as defined below);

•Outstanding options to purchase shares of common stock of Penelope Holdings Corp. and outstanding cash-settled units of Penelope Holdings Corp. were converted into options to purchase shares of Olaplex Holdings and cash-settled units of Olaplex Holdings as follows:

◦outstanding vested time-based options to purchase shares of common stock of Penelope Holdings Corp. were converted into vested options to purchase an aggregate of 2,929,500 shares of common stock of Olaplex Holdings, with a corresponding adjustment to the exercise price that preserved the options’ spread value;

◦outstanding unvested time-based options to purchase shares of common stock of Penelope Holdings Corp. were converted into time-based options to purchase an aggregate of 14,314,725 shares of common stock of Olaplex Holdings, with a corresponding adjustment to the exercise price that preserves the options’ spread value and the same time-based vesting schedule that applied to the options prior to the conversion;

◦outstanding performance-based options to purchase shares of common stock of Penelope Holdings Corp. were converted into (i) vested options to purchase an aggregate of 4,315,275 shares of common stock of Olaplex Holdings, with a corresponding adjustment to the exercise price that preserved the options’

spread value, and (ii) time-based options to purchase an aggregate of 25,363,800 shares of common stock of Olaplex Holdings, with a corresponding adjustment to the exercise price that preserves the options’ spread value, that will be eligible to vest in equal installments on each of the first three anniversaries of the IPO;

◦outstanding time-based cash-settled units of Penelope Holdings Corp. were converted into an aggregate of 621,000 time-based cash-settled units of Olaplex Holdings, with a corresponding adjustment to the base price per unit that preserves the units’ spread value and the same time- based vesting schedule that applied to the unit prior to the conversion; and

◦outstanding performance-based cash-settled units of Penelope Holdings Corp. were converted into (i) an aggregate of 318,600 time-based cash-settled units of Olaplex Holdings, with a corresponding adjustment to the base price per unit that preserves the units’ spread value, that are eligible to vest in equal installments on each of the first three anniversaries of the IPO, subject to (A) the unit holder’s continued service through the applicable vesting date and (B) the weighted average closing price per share of Olaplex Holdings’ common stock over the thirty (30) consecutive trading days ending on the day immediately prior to the applicable vesting date equaling or exceeding the IPO price of $21 per share on each applicable vesting date, and (ii) an aggregate of 159,300 vested cash-settled units of Olaplex Holdings with a corresponding adjustment to the base price per unit that preserves the units’ spread value;

•The Company entered into an income tax receivable agreement (“the Tax Receivable Agreement”) under which the Company is required to pay to the former limited partners of Penelope Group Holdings. and holders of options to purchase shares of common stock of Penelope (collectively the “Pre-IPO Stockholders”) that were vested prior to the Pre-IPO Reorganization, 85% of the cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes on its taxable income following the IPO as specified in the Tax Receivable Agreement.

•Olaplex Holdings and Olaplex Intermediate, Inc., which had received a portion of the equity interests of Penelope Group Holdings from Olaplex Holdings, contributed 100% of the equity interests of Penelope Group Holdings and 100% of the equity interests of Penelope Group Holdings GP II to Olaplex Intermediate II, Inc., a direct subsidiary of Olaplex Intermediate Inc.; and

•Penelope Group Holdings and Penelope Group Holdings GP II merged with and into Olaplex Intermediate II, Inc. with Olaplex Intermediate II, Inc. surviving each merger.

Following the Reorganization, Olaplex Holdings is a holding company and the indirect parent of Olaplex, Inc.

Environmental Matters

Compliance with environmental laws and regulations impacting our global operations has not had, and currently is not anticipated to have, a material adverse effect on our financial position, capital expenditures or competitive position.

Executive Officers

The following table and biographies sets forth information as of March 8, 2022 regarding the individuals who are serving as our executive officers.

Name	Age	Position
Executive Officers
JuE Wong	58	President and Chief Executive Officer and Director
Tiffany Walden	35	Chief Operating Officer, Chief Legal Officer, and Secretary
Eric Tiziani	44	Chief Financial Officer

Executive Officers

JuE Wong has served as a member of the Board of Directors since August 2021, has served as our Chief Executive Officer since January 8, 2020 and has served as President and Chief Executive Officer of Olaplex Holdings, Inc. since August 2021. Prior to the Reorganization, Ms. Wong had been a member of the board of managers of Penelope Group GP, LLC (the “Board of Managers of Penelope Group GP”)—the general partner of Penelope Group Holdings—since February 2020. Ms. Wong has extensive experience in scaling business and financial performance for all classes of business from emerging businesses, middle market growth organizations and established/ legacy companies. She has strategic and operating expertise in digital and technology-driven platforms of growth. Prior to joining Olaplex, Ms. Wong served as the Global Chief Executive Officer of Moroccanoil Inc. from 2017 to 2019, the President of Elizabeth Arden from 2015 to 2017, and the Chief Executive Officer of StriVectin from 2012 to 2015. Ms. Wong currently serves as a director for Cosmetics Executive Women and Committee of 200 (C200). Ms. Wong earned a B.A. (Honors) in Political Science from the Australian National University.

Tiffany Walden has served as a member of the Board of Directors since August 2021 and currently serves as our Chief Operating Officer, Chief Legal Officer and Secretary. Prior to the Reorganization, Ms. Walden had been a member of the Board of Managers of Penelope Group GP since January 2020. Ms. Walden has deep knowledge of Olaplex, having joined the company in 2016 as our General Counsel, a position she held until
2018, and has since held a variety of roles, including Chief Administrative Officer from 2018 to 2019, Chief Legal Officer from 2018 to present, Chief Operating Officer from 2020 to present and has served as Chief Operating Officer, Chief Legal Officer and Secretary of Olaplex Holdings. since August 2021. Ms. Walden is an integral part of the management team. Prior to her role at Olaplex, Ms. Walden served as Director of Intellectual Property and Senior Counsel at Tory Burch from 2011 to 2016, where she oversaw all intellectual property and brand protection matters for the company. Ms. Walden holds a J.D. from William & Mary School of Law and a B.A. in Individualized Study with a concentration in Journalism & Business from New York University.

Eric Tiziani has been our Chief Financial Officer since June 2021 and has served as Chief Financial Officer of Olaplex Holdings. since August 2021. Prior to joining Olaplex, Mr. Tiziani served as a finance leader for over 21 years at Unilever, a global consumer products company, where he held 11 roles in four countries. Mr. Tiziani has extensive expertise in finance leadership roles, M&A and the beauty industry. Mr. Tiziani served as Chief Financial Officer of Unilever North America from 2018 to 2021, Vice President Finance Unilever Global Beauty & Personal Care and Global R&D in London from 2016 to 2018, Vice President Finance Global Mergers & Acquisitions in London from 2013 to 2016 and Vice President Finance Unilever Canada in Toronto from 2010 to 2013. Mr. Tiziani earned an M.B.A. from Columbia University and a B.A. in Economics from Colgate University.

Available Information

Our Internet address is www.olaplex.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report. The risks described below are those that we believe are the material risks that we face. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially and the trading price of our common stock could decline. Some of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, prospects, operating results or financial condition. See “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report.

Risks Related to Our Business
Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.
Our continued success depends on our ability to anticipate, gauge and react in a timely, effective manner to changes in consumer tastes for haircare and other beauty products, attitudes toward our industry and brand, as well as to where and how consumers shop. We must continually work to maintain and enhance the recognition of our brand, develop, manufacture and market new products, maintain and adapt to existing and emerging distribution channels, successfully manage our inventories and modernize and refine our approach as to how and where we market and sell our products. Our new products and innovations on existing and future products may not receive the same level of consumer acceptance as our products have in the past.
Consumer tastes and preferences cannot be predicted with certainty and can change rapidly. This risk is increased by the use of digital and social media by consumers and the speed by which information and opinions are shared. Even if we are successful in anticipating consumer needs and preferences, our ability to adequately address those needs and preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products and maintain our distinctive brand identity as we expand the range of products we offer. Our failure to anticipate and effectively respond to changing consumer preferences and trends in the market for our products or to effectively introduce new products or innovations on existing products that appeal to consumers, or the introduction by our competitors of similar products in a more timely fashion, could lead to, among other things, lower sales, excess inventory or inventory shortages, markdowns and write-offs and diminished brand loyalty, and our business, financial condition and results of operations could suffer.
Our recent rapid growth may not be sustainable or indicative of future growth, and we expect our growth rate to ultimately slow over time.
We have experienced significant and rapid growth. Net sales increased from $148.2 million in 2019 to $282.3 million in 2020 and to $598.4 million in 2021. Our historical rate of growth may not be sustainable or indicative of our future rate of growth, and in future periods, our net sales could decline or grow more slowly than we expect. We believe that continued growth in net sales, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. Any of these factors could cause our net sales growth to slow or decline and may adversely affect our margins and profitability. Even if our net sales continue to increase, our growth rate may slow for a number of other reasons, including if there is a slowdown in the growth of demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. In addition, from time to time, sales growth or profitability may be concentrated in a relatively small number of our products or countries. Failure to continue to grow our net sales or improve or maintain margins would adversely affect our business, financial condition and results of operations. You should not rely on our historical rate of growth as an indication of our future performance.
We depend on a limited number of customers for a large portion of our net sales, and the loss of one or more of these customers could reduce our net sales and have an adverse effect on our business, financial condition and cash flows.
For the year ended December 31, 2021, our top 10 customers accounted for 56% of our net sales with two customers each accounting for greater than 10% of our net sales. We expect these customers will continue to account for a large portion of our net sales for the foreseeable future. The loss of a significant customer, or any significant decrease in sales to these customers, including as a result of the restructuring or bankruptcy of one of our customers, consolidation among such customers, retail store closures, decrease in consumer demand or other factors, would reduce our net sales and operating income and therefore would have an adverse effect on our business, financial condition and cash flows.
Our brand is critical to our success, and the value of our brand may be adversely impacted by negative publicity. If we fail to maintain the value of our brand or our marketing efforts are not successful, our business, financial condition and results of operations would be adversely affected.
Maintaining, promoting and positioning our brand depends largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality products. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity through traditional or social media channels. We cannot guarantee that our brand development strategies will increase the recognition of our brand or increase revenues.
In addition, the importance of our brand may increase to the extent we experience increased competition, which could require additional expenditures on our brand marketing activities. Maintaining and enhancing our brand image also may require us to make additional investments in areas such as merchandising, marketing and online operations. These investments may be substantial and may not be successful. Moreover, if we are unsuccessful in protecting our intellectual property rights in our brand, the value of our brand may be harmed. Any harm to our brand or reputation could adversely affect our ability to attract and engage customers and expand our business, and could negatively impact our business, financial condition and results of operations.
Our future success depends, in part, on our ability to execute our long-term strategic plan.

Achieving our long-term strategic plan will require investment in new capabilities, categories, distribution channels, supply chain facilities, technologies and emerging markets. These investments may result in short-term costs without associated current sales and, therefore, may be dilutive to our earnings. In addition, we may dispose of or discontinue select products or streamline operations and incur costs in doing so. Although we believe that our plan will lead to long-term growth in sales and profitability, we may not realize the anticipated benefits. The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the haircare industry and the other risks described herein, could adversely affect our business, financial condition and results of operations.
If we fail to attract new customers and consumers, retain existing customers and consumers, or fail to maintain or increase sales to those customers and consumers, our business, prospects, results of operations, financial condition, cash flows and growth prospects could be harmed.
Our success depends in large part upon widespread adoption of our products by consumers. In order to attract new consumers and continue to expand our customer and consumer base, we must appeal to and attract hairstylists and consumers who identify with our products. If we fail to deliver a high-quality consumer experience or if our current or potential customers or consumers are not convinced that our products are of high-quality or superior to alternatives, then our ability to retain existing customers and consumers, acquire new customers and consumers and grow our business may be harmed. We have made significant investments in enhancing our brand, attracting new customers and consumers and interacting with our professional and consumer communities, and we expect to continue to make significant investments to promote our products. Such campaigns can be expensive and may not result in new customers or consumers or increased sales of our products. Further, as our brand becomes more widely known, we may not attract new consumers or increase our net sales at the same rates as we have in the past. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive efficiencies with our suppliers, our net revenues may decrease, and our business, financial condition and operating results may be adversely affected.
In addition, our future success depends in part on our ability to increase sales to our existing customers over time, particularly those existing customers who are highly engaged and make frequent and/or large purchases of the products we offer. We may not be successful in maintaining or increasing sales to, or maintaining strong relationships with, our existing customers as we expand our customer base, introduce new products, and grow our own e-commerce business which competes with our professional and specialty retail customers for consumer sales. We may also be affected by changes in the policies and demands of our professional and specialty retail customers relating to inventory management, changes in pricing, marketing, advertising and/or promotional strategies by such customers, space allocations by our customers or any significant decrease in our display space or online prominence or by the ongoing COVID-19 pandemic, which may cause retailers to close stores or experience reduced traffic. If existing consumers no longer find our products appealing, are not satisfied with our customer service, including shipping times, or if we are unable to timely update our products to meet current trends and consumer demands, our existing customers may not make purchases, or if they do, they may make fewer or smaller purchases in the future.
If we are unable to continue to attract new customers or our existing customers decrease their spending on the products we offer or fail to make repeat purchases of our products, our business, financial condition, results of operations and growth prospects could be harmed.
Our business depends on our ability to maintain a strong community of engaged customers and consumers through the use of social media. We may not be able to maintain and enhance our brand if we experience negative publicity related to our marketing efforts or use of social media, fail to maintain and grow our network of ambassadors and advocates or otherwise fail to meet our customers’ or consumers’ expectations.
We frequently use third-party social media platforms to raise awareness of our brand and engage with our hairstylist and consumer community. We also partner with brand ambassadors and brand advocates who promote and market our products, participate in product launches, engage with our professional hairstylist and consumer community and educate consumers about Olaplex products. In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of internet-based communications that allow individuals to interact with our products, which acts as a means to enhance brand awareness.
As existing social media platforms evolve and new platforms develop, we and our ambassadors and advocates must continue to maintain a presence on these platforms and establish presences on emerging popular social media platforms. If we are unable to cost-effectively develop and continuously improve our consumer-facing presence on social media platforms, our ability to acquire new customers and consumers may suffer and we may not be able to provide a convenient and consistent experience to our consumers regardless of the sales channel. This could negatively affect our ability to compete with other companies and result in diminished loyalty to our brand.
The use of social media by our brand ambassadors, our brand advocates, our consumers and us has increased the risk that our image and reputation could be negatively impacted. In particular, the reputation of our brand ambassadors or our brand advocates could impact how consumers view our products or brand. The rising popularity of social media and other consumer-oriented technologies has increased the speed and reach of information dissemination and given users the ability to organize collective actions such as boycotts and other brand-damaging behaviors more effectively. The dissemination of information via social media could harm our brand or our business, regardless of the information’s accuracy. This could include negative publicity related to our products or negative publicity related to actions taken (or not taken) by us or our executives, team members, employees, brand ambassadors, brand advocates or other individuals or entities that may be perceived as being associated with us. Such negative publicity may relate to actions taken (or not taken) with respect to social, environmental, and community outreach issues and initiatives. The harm may be immediate, without affording us an opportunity for redress or correction, and could have an adverse effect on our business, financial condition and results of operations. In addition, an increase in the use of social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.
Our ability to maintain relationships with our existing ambassadors and advocates and to identify new ambassadors and advocates is critical to expanding and maintaining our customer and consumer base. As our market becomes increasingly competitive or as we expand internationally, recruiting and maintaining new ambassadors and advocates may become increasingly difficult. If we are not able to develop and maintain strong relationships with our ambassador and advocate network, our ability to promote and maintain consumer awareness of our brand may be adversely affected. Further, if we incur excessive expenses in this effort, our business, financial condition and results of operations may be adversely affected. Our ambassadors or advocates could engage in behavior or use their platforms in a manner that reflects poorly on our brand or is in violation of applicable laws or regulations or platform terms of service, and all these actions may be attributed to us or could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties.
In addition, customer complaints or negative publicity, especially on blogs and social media websites, could diminish customer loyalty and community engagement. Our inability or failure to recognize, respond to, and effectively manage the accelerated impact of social media could adversely impact our business.
We rely on single source manufacturers and suppliers for the majority of our products and the loss of manufacturers or suppliers or shortages in the supply of raw materials or finished products could harm our business, prospects, results of operations, financial condition and/or cash flows.
Our products generally rely on a single or a limited number of manufacturers and suppliers. We acquire raw materials, components and packaging from third-party suppliers and our finished products are manufactured by three third-party manufacturers. One company manufactures products that accounted for more than 75% of our net sales in 2021 and we continue to rely on them to manufacture a majority of our current product offerings. In addition, the principal raw material for our products is our patented ingredient, Bis-amino, which is manufactured by a contract manufacturing organization in the U.S. In the past, we have been able to obtain an adequate supply of our finished products and essential raw materials and currently believe we have an adequate supply for virtually all components of our products, including Bis-amino. However, we may encounter supply issues with raw materials due to increases in global demand and limited supply capacity, or other supply disruptions. If any of our finished product manufacturers or supplier of Bis-amino, or any of our other raw materials, are unable to perform and we are required to find alternative sources of supply, these new manufacturers or suppliers may have to be qualified under applicable industry, governmental and Company-mandated vendor standards, which can require additional investment and be time-consuming. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.
In addition to Bis-amino, the other primary raw materials used in our products include essential oils and specialty ingredients, which we obtain from third-party suppliers. While we attempt to reduce our exposure to fluctuations in the price of these raw materials through contractual arrangements with our suppliers, we may not accurately forecast prices and therefore may at times pay more than prevailing market rates, which could leave us at a disadvantage compared to competitors who may be able to offer lower prices while retaining similar margins. We believe our third-party manufacturers and suppliers have adequate resources and facilities to overcome many unforeseen interruptions of supply. However, the inability of our third-parties to provide adequate supply of finished products and materials used in our products or the loss of any of these manufacturers or suppliers and any difficulties in finding or transitioning to alternative manufacturers or suppliers would harm our business, financial condition and results of operations. Changes in the financial or business condition of our manufacturers or suppliers could subject us to losses or adversely affect our ability to bring products to market. Further, the failure of our manufacturers or suppliers to deliver goods and services in sufficient quantities, in compliance with applicable standards and in a timely manner could adversely affect our customer service levels and overall business. If we experience supply shortages, price increases, disruption in transportation warehousing and other necessary services, or regulatory impediments with respect to the raw materials, ingredients, components or packaging we use for our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding replacements that are comparable in quality and price. In addition, we may be required to reformulate or substitute ingredients in our products due to shortages of specific raw materials in order to meet demand. If we are unable to successfully respond to such issues, our business, financial condition and results of operations would be adversely affected.
If we are unable to accurately forecast customer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our manufacturers and suppliers, based on our estimates of future demand for particular products. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. Accordingly, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs or the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand. Further, lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Conversely, if we underestimate customer demand, including as a result of unanticipated growth, our manufacturers and suppliers may not be able to deliver products to meet our requirements, and we may be subject to higher costs in order to secure the necessary production capacity or we may incur increased shipping costs. An inability to meet customer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.
Moreover, while we devote significant attention to forecasting efforts, the volume, timing, value and type of the orders we receive are inherently uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business, as well as our ability to forecast demand, is also affected by general economic and business conditions in the United States and the degree of customer confidence in future economic conditions, and we anticipate that our ability to forecast demand due to these types of factors will be increasingly affected by conditions in international markets. A portion of our expenses are fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net revenues. Any failure to accurately predict net revenues or gross margins could cause our operating results to be lower than expected, which could adversely affect our financial condition.
A disruption in manufacturing, supply chain or our shipping distribution and warehouse management network could adversely affect our business, financial condition and results of operations.
Our finished products are manufactured in the U.S. and Europe, with a substantial portion manufactured in California. Any interruptions in operations at these locations could result in our inability to satisfy demand. We are subject to the risks inherent in the manufacturing of our products and supply chain and a number of factors could damage or destroy the manufacturing equipment or our inventory of components, supplies or finished goods, cause substantial delays in manufacturing, supply and distribution of our products, result in the loss of key information and cause us to incur additional expenses. These factors include industrial accidents, natural disasters, strikes and other labor disputes, capacity constraints, equipment or technology malfunctions or failures, disruptions in ingredient, material or packaging supply, as well as global shortages, disruptions in supply chain or information technology, loss or impairment of key manufacturing sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters, pandemic related shut downs and other external factors over which we have no control. If such an event were to occur, it could have an adverse effect on our business, financial condition and results of operations. As a result of the COVID-19 pandemic, we experienced delays in the manufacturing of one of our products, and we may experience further similar delays.
While we maintain business interruption insurance that we believe is appropriate for our manufacturing operations our insurance may not cover losses in any particular case, or insurance may not be available on commercially reasonable terms to cover certain of these catastrophic events or interruptions. In addition, regardless of the level of insurance coverage, damage to these facilities or any disruption that impedes our ability to manufacture our products in a timely manner could adversely affect our business, financial condition and results of operations.
We rely on third-party global providers to deliver our products to customers, including directly to consumers. Our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including pandemic, weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events specifically impacting other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control, including as a result of the COVID-19 pandemic, which has impacted shipping, warehousing and other supply chain operations globally, resulting in delays and higher costs. Current vessel, container and other transportation shortages, labor shortages and port congestion globally have delayed and are expected to continue to delay inventory orders and, in turn, deliveries to our customers and availability on our company-operated e-commerce sites. In addition, our third-party providers may change the terms of our shipping arrangements or impose surcharges or surge pricing that may adversely impact our margins and profitability.
If we are not able to negotiate acceptable pricing and other terms with our third-party shipping, warehousing and distribution providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, or if the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying products from us, which would negatively impact our results of operations.
We operate in highly competitive categories.
We face competition from companies throughout the world, including multinational consumer product companies. Most of our competitors have greater resources than we do, some others are newer companies and some are competing in distribution channels or territories where we are less represented. Our competitors also may be able to respond to changing business and economic conditions more quickly than we could due to larger research and development operations, manufacturing capabilities and other factors. Competition in the beauty industry is based on a variety of factors, including innovation, product effectiveness, pricing, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce initiatives and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.
Our ability to compete also depends on the continued strength of our brand and products, our ability to attract and retain key talent and other personnel, the influence of our brand ambassadors and brand advocates, the efficiency of our third-party manufacturing facilities and distribution network, our relationships with our key customers and our ability to maintain and protect our intellectual property and other rights used in our business. We believe we have a well-recognized and strong reputation in our core markets and that the quality and performance of our products, our emphasis on innovation and engagement with our professional and consumer community position us to compete effectively. However, if our reputation is adversely affected, our ability to attract and retain customers and consumers would be impacted. In addition, certain of our distributors in the U.S, and key retailers are owned or otherwise affiliated with companies that market and sell competing brands and, as a result, they may have an interest in promoting theses competing brands over our products. Our inability to continue to compete effectively in key countries around the world could have an adverse effect on our business, financial condition and results of operations.
We may be affected by changes in consumer shopping preferences, shifts in distribution channels and changes in the salon and retail environments, and such changes could have an adverse impact on the demand for our products and on our business, financial condition and results of operations.
We cannot ensure that there will always be a demand for salon treatments. We may be affected by changes to the salon environment and our professional customers may limit their product supply if the demand for salon treatment declines. Likewise, there may be consolidation of the salon market. If consolidation leads to customers gaining purchasing power, we may have to reduce the cost of our products, which will have an impact on our earnings. Consolidation among our customers may also increase the risk of customer concentration.
In addition, we have seen a decline in retail traffic in brick and mortar stores. Consumer preference has largely shifted to the online channel, which has been accelerated due to the COVID-19 pandemic. Consolidation or liquidation in the retail trade, from these or other factors, may result in us becoming increasingly dependent on key retailers and could result in an increased risk related to the concentration of our customers. A severe, adverse impact on the business operations of our customers could have a corresponding material adverse effect on us.

The fluctuating cost of raw materials could increase our cost of goods sold and cause our business, financial condition and results of operations to suffer.
We have in the past experienced, and may in the future experience, fluctuations in the cost of raw materials used in our products for reasons beyond our control. Our costs for raw materials are affected by, among other things, weather, constrained availability, customer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus customer countries and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials could adversely affect our business, financial condition and results of operations.
If we are unable to manage our growth effectively, our business, financial condition and results of operations could be harmed.
We have expanded our operations rapidly since our founding in 2014. At times, we may also experience significant growth in one or more of our markets or for one or more of our products. To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base.
Growth can also strain our ability to effectively manage our operations, as it requires us to expand our management team, sales and marketing, product development and distribution functions. Growth may require us to also upgrade our management information systems, and other processes and technology. It also requires us to obtain sufficient raw materials and manufacturing capacity and additional operational capabilities and facilities to warehouse and distribute our products. Ineffective management execution to support growth could result in, among other things, product delays or shortages, operating errors, inadequate customer service, inappropriate claims or promotions by our marketing team or brand ambassadors and governmental inquires and investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses. In addition, we need to continue to attract and develop qualified management personnel to sustain growth. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business, financial condition and results of operations would be adversely affected.
The illegal distribution and sale by third parties of counterfeit versions of our products or the unauthorized diversion by third parties of our products could have an adverse effect on our net sales and a negative impact on our reputation and business.
Third parties may illegally distribute and sell counterfeit versions of our products. These counterfeit products may be inferior in terms of quality and other characteristics compared to our authentic products and/or the counterfeit products could pose safety risks that our authentic products would not otherwise present to consumers. Consumers could confuse counterfeit products with our authentic products, which could damage or diminish the image, reputation and/or value of our brand and cause consumers to refrain from purchasing our products in the future, which could adversely affect our reputation, business, financial condition and results of operations.
Products sold to professional salon distributors are meant to be used exclusively by salons and individual salon professionals or are sold exclusively to the retail consumers of these salons. Despite our efforts to prevent diversion of such products from these customers, incidents have occurred and continue to occur whereby our products are sold to sales outlets other than the intended salons and salon professionals, such as to general merchandise retailers or unapproved outlets. In some instances, these diverted products may be old, damaged or otherwise adulterated. Such diversion may result in lower net sales of our products if consumers choose to purchase diverted products and/or choose to purchase products manufactured or sold by our competitors because of any perceived damage or diminishment to the image, reputation and/or value of our brand.
We have been unable to eliminate, and may in the future be unable to eliminate, all counterfeiting activities and unauthorized product diversion, both of which could have a negative impact on our reputation and adversely affect our business, financial condition and results of operations.
Our business could be negatively impacted if we fail to accurately forecast new or existing product sales or by increased pressure on our supply chain, information systems and management.
New product offerings may generate significant activity and a high level of purchasing for the new product or current products, which can result in a higher-than-normal increase in revenue during the quarter and skew year-over-year comparisons. These offerings may also increase our product return rate. We may experience difficulty effectively managing growth associated with the launch of new products.

In addition, the size and schedule of these product offerings increase pressure on our supply chain and order processing systems. We may fail to appropriately scale our manufacturing capacity in response to unanticipated changes in demand for our existing products or to the demand for new products, which could harm our reputation and profitability.
If we are unable to accurately forecast sales levels in each market for product launches or ongoing product sales and obtain a sufficient supply of products to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact our relationships with customers and consumers. Conversely, if demand does not meet our expectations for a product launch or ongoing product sales we could incur inventory write-downs.
Our success depends, in part, on our key personnel.
Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team. In particular, we are highly dependent on the experience, reputation and contributions of JuE Wong, our President and Chief Executive Officer, and Tiffany Walden, our Chief Operating Officer, Chief Legal Officer and Secretary. The unexpected loss of one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. To support our continued growth, we must effectively integrate, develop and motivate a large number of new employees. To attract top talent, we may need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. Competition for these employees can be intense. We may not be able to attract, integrate or retain qualified personnel in the future, and our failure to do so could have an adverse effect on our business. This risk may be exacerbated by the stresses associated with the implementation of our strategic plan and other initiatives.

The extent to which the COVID-19 pandemic could adversely affect our financial results will depend on future developments that are highly uncertain and difficult to predict.
The outbreak and global spread of COVID-19 significantly disrupted our operating environment, including retail stores, hair salons, manufacturing, distribution and the ability of many of our customers to operate. While initially during the pandemic, salons and retailers operated under restrictions that caused many to close or operate at significantly reduced levels, since the third quarter of 2020, salons and retailers in most of the U.S, have operated close to pre-pandemic levels, although we observed a slight increase in salon and retailer closures in the fourth quarter of 2021 and early 2022 due to mandated operating restrictions. In addition, salons and retailers in some of our smaller markets continue to operate with restrictions or at reduced capacity or have closed altogether, which continues to impact our sales in these markets.
The COVID-19 pandemic and measures to contain the spread of the virus have also impacted our manufacturing, supply chain, warehousing and distribution operations for various periods of time during the pandemic, which has resulted in delays in shipments to customers. If our third party providers experience prolonged delays or if we are unable to secure additional distribution capacity, if and when needed, our ability to deliver products to our customers in all of our channels could be negatively impacted and we could incur higher costs, which would have an adverse impact on our results of operations.
The COVID-19 pandemic has significantly increased economic uncertainty, raising concerns about an economic slowdown and the possibility of a global recession. There is also considerable uncertainty regarding current or future measures taken by various authorities and others to try to contain the spread of COVID-19, the duration and extent of these measures, the impact of new strains, broad availability of effective vaccines and the rate of vaccinations, and general economic consequences of the pandemic. The degree to which the COVID-19 pandemic will directly or indirectly impact our cash flow, business, financial condition, results of operations and prospects will depend on future developments that are highly uncertain, cannot be predicted and are generally outside of our control. As we continue to monitor developments related to the COVID-19 pandemic, including the impacts on our customers, suppliers and consumers, we have taken certain measures to protect our business, including maintaining additional inventory of raw materials at our contract manufacturing locations and using alternate means of transportation, including air freight, and we may take similar or further actions in response to the pandemic in the future. Some of the actions we take could adversely impact our profitability, and there is no certainty that our actions will be sufficient to mitigate the risks and the impacts of COVID-19.
Our business is affected by seasonality.
Our business has historically been influenced by seasonal trends common to traditional retail selling periods, and the results of our operations typically are slightly higher in the second half of the fiscal year due to increased levels of purchasing by consumers for special and holiday events and by retailers for the holiday selling seasons. Accordingly, adverse events that occur during these months could have a disproportionate effect on our operating results for the entire fiscal year. Moreover, higher sales during the third and fourth quarters may cause our working capital needs to be greater during the second and third quarters of the fiscal year. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful, and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be affected by introductions of new or enhanced products, including the costs associated with such introductions.
Risks Related to Information Technology and Cybersecurity
We rely significantly on the use of information technology, as well as those of our third-party service providers. Any significant failure, inadequacy, interruption or data security incident impacting our information technology and websites could have an adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.
We increasingly rely on information technology systems to process, transmit and store electronic information, including on our e-commerce and other websites. Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution and sale of our products depends on the reliability and capacity of these systems. Our information technology systems and those of our vendors and service providers may be susceptible to outages due to fire, floods, power loss, telecommunications failures, breaches and other events. Despite the implementation of security measures, such systems may also be vulnerable to constantly evolving cybersecurity threats such as malware, ransomware, and similar disruptions from unauthorized tampering. The occurrence of these or other events could disrupt or damage our information technology and adversely affect our business, including our employees’ abilities to adequately conduct work. Insurance policies that may provide coverage with regard to such events may not cover any or all of the resulting financial losses or broader damage to our reputation.
Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our business.
As part of our normal business activities, we collect and store certain confidential information, including information with respect to customers, consumers and employees, as well as information related to intellectual property. The success of our e-commerce operations depends on the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Security incidents compromising the confidentiality, integrity, and availability of this confidential or personal information could result from cyber-attacks, ransomware, computer malware, supply chain attacks or malfeasance of our personnel. Moreover, we and our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic. We are particularly vulnerable to such risks because our employees all work remotely. We cannot guarantee that our security efforts will prevent breaches or breakdowns of the Company’s or its third-party service providers’ information technology systems. If we suffer a material loss or disclosure of personal or confidential information as a result of a breach of our information technology systems, including those of our third-party service providers, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which could have an adverse effect on our business, prospects, results of operations, financial condition and cash flows. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, our insurance may not be adequate to cover all costs and liabilities related to these incidents, and the occurrence of any security incident may impact our ability to obtain future coverage. Additionally, how we handle a security incident may impact our reputation and brand.
Our processing of personal information and other sensitive data could give rise to significant costs and liabilities, which may have an adverse effect on our reputation, business, financial condition and results of operations.
Evolving state, federal and foreign laws, regulations and industry standards regarding privacy and security apply to our collection, use, retention, protection, disclosure, transfer and other processing of certain types of data, including about our customers, employees, suppliers and others. For example, the E.U.’s GDPR, as well as the U.K. General Data Protection Regulation (“U.K. GDPR”) and the U.K. Data Protection Act 2018 (the “U.K. DPA”) in the UK, impose a strict data protection compliance regime, requiring detailed disclosures about how personal data is collected and processed; provide rights for data subjects in regard to their personal data; require adherence to certain principles of data processing such as data minimization; and impose potentially substantial fines for breaches and violations. In the U.S., many states are considering adopting or have already adopted, privacy, security and data breach notification laws or regulations, including the CCPA, which will be expanded in 2023 when the California Privacy Rights Act (“CPRA”) goes into effect. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction. Our inability to comply with such laws or to quickly adapt our practices to reflect them as they develop could subject us to significant fines, damages, liabilities and reputational harm, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.
Risks Related to Intellectual Property Matters
Our efforts to register, maintain and protect our intellectual property rights may not be sufficient to protect our business.
Our patents and trademarks are essential to our business, and we also rely on our unpatented proprietary technology, trade secrets, processes and know-how. We generally seek to protect our patents, trademarks and other proprietary information through a combination of patent, trademark, copyright and trade secret laws, as well as by confidentiality, non-disclosure and assignment of invention agreements with our employees, contractors, collaborators, vendors, consultants, advisors and other third parties. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. This could involve significant expense, potentially hinder or limit use of our intellectual property rights, or potentially result in the inability to use the intellectual property rights in question. If an alternative cost-effective solution were not available, there may be an adverse effect on our financial position and performance.
Enforcing our intellectual property rights against one or more third parties can be expensive and time-consuming, and an adverse result in any proceeding could put our intellectual property rights at risk of being invalidated or narrowed in scope of coverage. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may not have adequate resources to enforce our intellectual property rights. In addition, our ability to enforce our intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. We may not prevail in any disputes that we initiate and the damages or other remedies awarded, if we were to prevail, may not be commercially meaningful. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of dispute.
Pending and future patent applications to protect our products or which effectively prevent others from commercializing competitive technologies and products may not be approved or result in patents being issued. Moreover, the scope of coverage claimed in a patent application can be significantly reduced during prosecution before the patent is issued. Even once issued, the scope, validity, enforceability, and commercial value of patent rights are uncertain, and our patents may not be of sufficient scope or strength to provide meaningful protection or commercial advantage and may not preclude competitors from developing products similar to ours. Any of our patents or pending patent applications may be challenged, narrowed, circumvented, or invalidated by third parties. For example, we are aware of pending oppositions in India and Ecuador. Additionally, as a result of two post grant review proceedings at the U.S. Patent and Trademark Office, some of the claims in two of our U.S. patents were determined to be invalid. The invalidated claims are a subset of the claims that defend against the use of competitors’ products in a hair bleaching method that does not contain our Bis-amino ingredient.
While we have registered or applied to register many of our trademarks, trade names, and brand names to distinguish our products from those of our competitors, we cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.
We rely on our unpatented proprietary technology and it is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. Although we generally seek to protect our unpatented proprietary technology and our trade secrets, processes, and know-how by confidentiality, non-disclosure and assignment of invention agreements with our employees, contractors, collaborators, vendors, consultants and advisors, we cannot assure you that these agreements will provide meaningful protection in the event of unauthorized use or disclosure of such proprietary technology, trade secrets, processes, or know-how.
In addition, our ability to protect our intellectual property may be adversely affected by the COVID-19 pandemic. Because of the COVID-19 pandemic, certain domestic and foreign intellectual property offices have amended their filing requirements and procedures, altered their daily operations, and may also be slow to act on the acceptance and recordation of assignments of intellectual property rights. While we are not currently adversely affected by these delays, any inability to establish and maintain current and future trademarks, patents or other intellectual property rights may have an adverse effect on the growth and reputation of our business and our brand, or our ability to enforce our rights against third-party infringers and to enter into local licensing arrangements to promptly process and record prior transfers of intellectual property rights.
If we do not adequately maintain our intellectual property, it can result in loss of rights. Loss of rights may be irrevocable. For example, we are required to pay various periodic renewal fees on registered intellectual property, and our failure to do so could result in the affected intellectual property lapsing. If this were to occur, our competitors may be able to use our technologies, names, brands or the goodwill we have acquired in the marketplace and erode or negate any competitive advantages we may have, which could harm our business and ability to achieve profitability.
If our trademarks and trade names are not adequately protected, we may not be able to maintain or build name recognition in our markets of interest.
If our trademarks and trade names are not adequately protected, we may not be able to maintain or build name recognition in our target markets and our business may be adversely affected. If we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. In addition, competitors or other third parties have in the past, and may in the future, adopt trade names, trade dress, trademarks or domain names similar to ours, thereby impeding our ability to build brand identity, possibly leading to market confusion and potentially requiring us to pursue legal action. In addition, there could be trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Our efforts to enforce or protect our trademarks, trade names and domain names may be ineffective, may impact the public perception of our brand, may be expensive, may divert our resources and, if our proprietary rights are challenged in connection with such enforcement efforts, could result in payment by us of monetary damages or injunctive relief against us that prevents us from using certain trademarks and trade names, all of which could adversely impact our financial condition or results of operations.
We may not be able to effectively protect and enforce our intellectual property rights throughout the world to the same extent as in the United States.
Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S.. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. For example, the requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. The legal systems of some countries do not favor or may not be sufficiently robust for the meaningful enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement, misappropriation, or other violation of our intellectual property rights. Consequently, we may not be able to prevent third parties from practicing our inventions in all jurisdictions in which we have patent protection. In addition, competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and export otherwise infringing products to territories where we have patent protection. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Furthermore, we currently own trademarks that we use in connection with our business in the U.S. and other markets. As we continue to expand into international markets, we may experience certain risks associated with protecting our brand and maintaining the ability to use our brand in the countries where we operate. Specifically, there is a risk that our trademarks may conflict with the registered trademarks of other companies, which may require us to rebrand our products, obtain costly licenses, defend against third-party claims, or substantially change our products.

Proceedings to enforce our patent and trademark rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert efforts and resources from other aspects of our business. While we generally seek to protect our intellectual property rights in the major markets where we intend to market and sell our products, we cannot ensure that we will be able to do so in all jurisdictions. Furthermore, we may not accurately predict all of the jurisdictions where patent protection will ultimately be desirable, and if we fail to timely file a patent application in any such jurisdiction, we may be precluded from doing so later. Accordingly, our efforts to protect our patent and other intellectual property rights in such jurisdictions may be inadequate.

Third parties may allege that we are infringing, misappropriating, or otherwise violating their intellectual property rights, which could involve substantial costs and adversely impact our business.
Our success in part depends on our ability to develop, manufacture, market and sell our products without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. Third parties may allege that our products infringe, misappropriate, or otherwise violate their intellectual property rights, and we may become involved in litigation or other disputes relating to intellectual property used in our business.
Any such claims, even those without merit, can be expensive and time-consuming to defend and may divert management’s attention and resources, and an adverse result in any proceeding could put our ability to produce and sell our products in jeopardy. We may be required to expend significant amounts of resources to defend against claims of infringement, pay significant money damages, cease using certain processes, technologies, or other intellectual property, cease making, offering and selling certain products, obtain a license (which may not be available on commercially reasonable terms or at all) or redesign our brand, our products or our packaging (which could be costly, time-consuming, or unlikely.
In addition, we may be unaware of third-party intellectual property that covers or otherwise relates to some or all of our products. Because of technological changes in our industry, current patent coverage and the rapid rate of issuance of new patents, our current or future products may unknowingly infringe or misappropriate existing or future patents or intellectual property rights of other parties. Further, because some patent applications are maintained in secrecy for a period of time, there is a risk that we could develop a product or technology without knowledge of a pending patent application, which product or technology would infringe a third-party patent once that patent is issued. The defense costs and settlements for patent infringement lawsuits may not be covered by insurance. Patent infringement lawsuits can take years to resolve. If we are not successful in our defenses or are not successful in obtaining dismissals of any such lawsuit, legal fees or settlement costs could have an adverse effect on our operations and financial position. Even if resolved in our favor, the volume of intellectual-property-related claims, and the mere specter of threatened litigation or other legal proceedings may cause us to incur significant expenses and could distract our personnel from day-to-day responsibilities. The direct and indirect costs of addressing these actual and threatened disputes may have an adverse effect on our operations, reputation, and financial performance.
We may be subject to claims that our employees, contractors, collaborators, vendors, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Third parties may in the future allege wrongful use or disclosure of their alleged intellectual property or make claims challenging the inventorship or ownership of our intellectual property. We may be subject to claims that we or our employees, contractors, collaborators, vendors, consultants and advisors have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. In addition, we may face claims by third parties that our agreements with employees obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and may interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or may lose our exclusive rights in such intellectual property. It is not always possible to identify and deter misconduct by employees, contractors, collaborators, vendors, consultants and advisors and the precautions we take to detect and prevent this type of activity may not be effective in controlling unknown or unmanaged risks or losses. Any of these outcomes could harm our business and competitive position.
Risks Related to Legal and Regulatory Matters
Disputes and other legal or regulatory proceedings could adversely affect our financial results.
From time to time, we may become involved in litigation, other disputes or regulatory proceedings in connection with or incidental to our business, including litigation related to intellectual property, regulatory matters, contract, advertising and other consumer claims. In general, claims made by us or against us in litigation, disputes or other proceedings can be expensive and time consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect our business. It is not possible to predict the final resolution of the litigation, disputes or proceedings to which we currently are or may in the future become party to. Regardless of the final resolution, such proceedings may have an adverse effect on our reputation, financial condition and business, including by utilizing our resources and potentially diverting the attention of our management from the operation of our business. See “Item 1. Business—Legal Proceedings.”

Our products are subject to federal, state and international laws, regulations and policies that could have an adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.
Our business is subject to numerous laws, regulations and policies around the world. Many of these laws and regulations have a high level of subjectivity, are subject to interpretation, and vary significantly from market to market. These laws and regulations can have several impacts on our business, including:
•delays in or prohibitions of selling a product or ingredient in one or more markets;
•limitations on our ability to import products into a market;
•delays and expenses associated with compliance, such as record keeping, documentation of the properties of certain products, labeling, and scientific substantiation;
•limitations on the labeling and marketing claims we can make regarding our products; and
•limitations on the substances that can be included in our product, resulting in product reformulations, or the recall and discontinuation of certain products that cannot be reformulated to comply with new regulations.
These events could interrupt the marketing and sale of our products, cause us to be subject to product liability claims, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or cause us to be unable to deliver products in sufficient quantities or sufficient quality, which could result in lost sales.
Before we can market and sell our products in certain jurisdictions, the applicable local governmental authority may require evidence of the safety of our products, which may include testing of individual ingredients at relevant levels. In particular, because Bis-amino is our proprietary ingredient, it typically is not a pre-approved ingredient for use in products in specific jurisdictions and we have been required in the past, and may be required in the future, to perform testing and provide other data and information to governmental authorities prior to the sale of our products in the jurisdiction. For example, Australian authorities have required us to perform additional testing on Bis-amino to register Bis-amino under Australia’s Industrial Chemical Introduction Scheme (“AICIS”), to be able to sell certain of our products in Australia. We are performing the final testing required, and have received provisional approval to sell our products. Although we are confident in our ability to obtain final approval, the Australian authorities could withdraw the provisional approval, resulting in impacts on our sales of certain products in Australia. Furthermore, our international distributors are primarily responsible for registering ingredients or otherwise obtaining any approvals necessary for them to sell our products in the applicable territory and any failure by them to do so could decrease sales of our products and harm our reputation.
Additional laws, regulations and policies, and changes or new interpretation or enforcement thereof, that affect our business could adversely affect our financial results. These include accounting standards, laws and regulations relating to tax matters, trade, data privacy and data security, anti-corruption, advertising, marketing, manufacturing, distribution, customs matters, product registration, ingredients, chemicals, packaging, selective distribution, environmental, and climate change matters. We have been required, and may in the future be required, to reformulate certain of our products in specific jurisdictions, and we may be required to discontinue or revise our product packaging or labeling as a result of national or international legal or regulatory changes or determinations, new information regarding ingredients or for other reasons. Delays in or prohibition of selling our products, or the need to reformulate the ingredients used in our products, could result in, among other things, increased costs to us, delays in our product launches, product returns or recalls and lower net sales, and therefore could have an adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.
Government regulations relating to the marketing and advertising of our products may restrict, inhibit or delay our ability to sell our products and harm our business.
A variety of federal, state and foreign government authorities regulate the advertising and promotion of our products and the marketing claims we can make regarding their properties and benefits, including in the U.S., the FDA, the FTC and state consumer protection agencies. These regulations can apply not only to the actions and statements of our company and employees, but also to those of our brand ambassadors, including their participation in our product launches, media days promoting our products, product tutorials, and online reviews of our products.
There is a degree of subjectivity in determining whether a labeling or marketing claim is appropriate under applicable standards. There is always a risk that these government agencies could take enforcement action against us for our advertising and promotion practices or determine that the research and development efforts we undertake to support our claims are inadequate for any particular product or claim, which could require us to modify our product claims or result in fines. For example, in some cases the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. In addition, plaintiffs’ lawyers have filed class action or false advertising lawsuits against companies based on their marketing claims. Any inquiry into the regulatory status of our products and any related interruption in the marketing and sales of these products or any lawsuit related to our marketing claims could damage our reputation and brand image in the marketplace.
If our products are not manufactured in compliance with applicable regulations, do not meet quality standards or otherwise result in adverse health effects in consumers, it could result in reputational harm, remedial costs, or regulatory enforcement.
We rely on third parties to manufacture our products in compliance with applicable law and other quality standards, including in the U.S. FDA’s recommendations for cosmetic GMPs. Compliance with these standards can increase the cost of manufacturing our products as we work with our vendors to assure they are qualified and in compliance. If we or our contract manufacturers fail to comply with these standards, it could lead to customer complaints, adverse events, product withdrawal or recall or increase the likelihood that our products are adulterated or misbranded, any of which could result in negative publicity, remedial costs or regulatory enforcement that could impact our ability to continue selling certain products. Problems associated with product recalls could be exacerbated due to the global nature of our business because a recall in one jurisdiction could lead to recalls in other jurisdictions.
Government reviews, inquiries, investigations and actions could harm our business.
As we operate in various locations around the world, our operations are subject to governmental scrutiny and may be adversely impacted by the results of such scrutiny. The regulatory environment with regard to our business is evolving, and government officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we may receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards. Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could negatively impact us in a number of ways, including the imposition of substantial fines, civil and criminal penalties, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, modification of business practices and compliance programs and equitable remedies, including disgorgement, injunctive relief, and other sanctions or similar results, all of which could potentially harm our business. Even if these reviews, inquiries, investigations and actions do not result in any adverse determinations, they could create negative publicity which could harm our business and give rise to third-party litigation or action.
If our products are found to be defective or unsafe we may be subject to various product liability claims, which could harm our reputation and business.
Our success depends, in part, on the quality and safety of our products. If our products are found to be defective, unsafe or otherwise fail to meet our consumers’ expectations or if our product claims are found to be unfair or deceptive, our relationships with customers or consumers could suffer, the appeal of one or more of our products could be diminished and we could lose sales, any of which could result in an adverse effect on our business. For example, we have historically received complaints regarding our products, including complaints alleging that our products have caused dryness, skin irritation, hair loss or hair damage, or have failed to improve the look and texture of hair. We conduct testing of our products and, based on these tests, do not believe that our products are the direct cause of such adverse effects. However, regardless of their merit, these or future complaints could have a negative impact on the reputation of our products and our brand, cause us to recall or stop selling our products, or lead to increased scrutiny or enforcement action from regulatory authorities, any of which could adversely affect our business and financial results.
We have been and may be subject to product liability claims, including that our products fail to meet quality or manufacturing specifications, contain contaminants, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects. Product liability claims could increase our costs and adversely affect our business and financial results. As we continue to offer an increasing number of new products, our product liability risk may increase.
We maintain product liability insurance and continue to periodically evaluate whether we can and should obtain higher product liability coverage. If any of our products are found to cause any injury or damage or we become subject to product liability claims, our insurance may not be sufficient to cover all losses in any particular case and we could be subject to liability associated with such injuries or damages.

Our employees, customers, suppliers and other business partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, customers, suppliers and other business partners may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless, and/or negligent conduct or failure to disclose unauthorized activities to us that violate: (i) the rules of the applicable regulatory bodies; (ii) manufacturing standards; (iii) data privacy and security laws or other similar non-United States laws; or (iv) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, future sales, marketing, and employee education programs.
It is not always possible to identify and deter misconduct by our employees and third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties and oversight obligations. Whether or not we are successful in defending against any such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending us.
Violations of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption laws outside the United States could have an adverse effect on us.
The U.S. Foreign Corrupt Practices Act (“FCPA”), U.K. Bribery Act and other anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We sell our products in many parts of the world that are recognized as having governmental and commercial corruption and where, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, distributors or other third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may require self-disclosure to government agencies and result in criminal or civil sanctions, which could disrupt our business and result in an adverse effect on our reputation, business, financial condition, results of operations and/or cash flows.
Risks Related to Our International Operations
We are subject to risks related to the global scope of our sales channels.
Our products are sold in more than 60 countries around the world, with approximately 42% of our 2021 net sales generated outside the U.S. In addition, some of our products are manufactured in Europe, and through third parties we have key operational facilities located inside and outside the U.S. that warehouse or distribute goods for sale throughout the world. Our global operations are subject to many risks and uncertainties, including:
•fluctuations in foreign currency exchange rates and the relative costs of operating in different places, which can affect our results of operations, the relative prices at which we and competitors sell products in the same markets and the cost of certain inventory and non-inventory items required in our operations;
•the possibility that local civil unrest, political instability, or changes in diplomatic or trade relationships might disrupt our operations in one or more markets;
•foreign or U.S. laws, regulations and policies, including restrictions on trade, immigration and travel, operations, and investments; currency exchange controls; restrictions on imports and exports, including license requirements; tariffs; and taxes;
•the presence of high inflation in the economies of some of the international markets in which our products are sold;

•lack of well-established or reliable legal and administrative systems in certain countries in which our products are sold; and
•social, economic and geopolitical conditions, such as a pandemic, terrorist attack, war or other military action, including without limitation, the current conflict between Russia and Ukraine.
These risks could have an adverse effect on our business, including our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets.
We are subject to financial risks as a result of our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions.
Foreign-currency fluctuations may affect our financial position and results of operations. Approximately 8% of our 2021 net sales occurred in a foreign currency, and we purchase inventory from our European manufacturer in Euros. Our exposure to foreign currencies may increase as we expand our business in foreign markets. In preparing our financial statements, we translate revenue and expenses in our markets outside the U.S. from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced.
Complex global political and economic dynamics can affect exchange rate fluctuations. For example, the implementation of tariffs, border taxes or other measures related to the level of trade between the U.S. and other markets could impact the value of the U.S. dollar. It is difficult to predict future fluctuations and the effect these fluctuations may have upon future results or our overall financial condition.
Risks Related to Our Indebtedness
Our significant indebtedness could adversely affect our financial condition.
We have a significant amount of indebtedness, which, as of December 31, 2021, totaled approximately $758.2 million, including $758.2 million outstanding under our Term Loan Facility (as defined herein) and no amounts outstanding under our Revolver (as defined herein).
Our significant indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences, including:
•requiring us to dedicate a significant portion of our cash flows from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, product development and other purposes;
•increasing our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•increasing our exposure to rising interest rates because certain of our borrowings are at variable interest rates;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; and
•limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, product development and other corporate purposes.
Although the terms of the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of important exceptions and indebtedness incurred in compliance with such restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase.
Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.
Our business may not generate sufficient cash flow from operating activities to service our debt obligations. Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures depends on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
If we are unable to generate sufficient cash flow from operations to service our debt and meet our other commitments, including under the Tax Receivable Agreement, we may need to refinance all or a portion of our debt or raise additional debt or equity capital. We may not be able to affect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our debt service and Tax Receivable Agreement requirements. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives, which may adversely affect our business, financial condition and results of operations.
The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to change or to take certain actions.
The agreements governing our outstanding indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other things, restrictions on our ability to:
•incur additional indebtedness;
•create liens on assets;
•declare or pay certain dividends and other distributions;
•make certain investments, loans, guarantees or advances;
•consolidate, amalgamate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into certain transactions with our affiliates; and
•exceed certain secured leverage ratios.
These restrictions could impede our ability to operate our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 9” to the consolidated financial statements included in Part II, Item 8 in this Annual Report.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. A breach of such covenants could result in an event of default unless we obtain a waiver to avoid such default. If we are unable to obtain a waiver, such a default may allow our creditors to accelerate the related debt and may result in the acceleration of, or default under, any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
Because our operations are conducted through our subsidiaries, we are dependent on the receipt of distributions and dividends or other payments from our subsidiaries for cash to fund our operations and expenses, including payments under the Tax Receivable Agreement and future dividend payments, if any.
Our operations are conducted through our subsidiaries. As a result, our ability to make payments under our Tax Receivable Agreement and future dividend payments, if any, is dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings and other business considerations and may be subject to statutory or contractual restrictions. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our common stock, the agreements governing our outstanding indebtedness significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.
Despite our substantial debt, we may still be able to incur significantly more debt, which would increase the risks described herein. We may also require additional capital, which may not be available on acceptable terms, if at all, and may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Despite our current indebtedness levels, we may increase our levels of debt in the future to finance our operations or in connection with acquisitions. The agreements relating to our indebtedness limit but do not prohibit our ability to incur additional debt. If we increase our total indebtedness, our debt service obligations will increase. We will become more exposed to the risks arising from our substantial level of indebtedness as described above as we become more leveraged. As of December 31, 2021, we had approximately $51 million of undrawn capacity available under our Revolver, subject to certain conditions. We regularly consider market conditions and our ability to incur indebtedness to either refinance existing indebtedness or for working capital. If additional debt is added to our current debt levels, the related risks we face could increase.
If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds.
Risks Related to Ownership of Our Common Stock
Investment funds affiliated with Advent International Corporation (the “Advent Funds”) have significant influence over us.
Entities affiliated with the Advent Funds beneficially own approximately 77.1% of our outstanding common stock. In addition, three members of our Board of Directors are employed by affiliates of the Advent Funds. For as long as affiliates of the Advent Funds continue to beneficially own a substantial percentage of the voting power of our outstanding common stock, they will continue to have significant influence over us. For example, they will be able to strongly influence or effectively control the election of all of the members of our Board of Directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of any additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends. This concentration of ownership may have the effect of deterring investment in our common stock.
Our restated certificate of incorporation provides that we will waive any interest or expectancy in corporate opportunities presented to the Advent Funds, members of our Board of Directors who are affiliated with the Advent Funds or Christine Dagousset, in her capacity as an officer or employee of Chanel Inc, U.S. and as a member of the Executive Committee of Chanel Limited U.K. or any of its controlled affiliates (“Chanel”).
Our restated certificate of incorporation provides that the Advent Funds and the members of our Board of Directors who are affiliated with the Advent Funds are not required to offer us any corporate opportunity of which they become aware and can take any such corporate opportunity for themselves or offer it to other companies in which they have an investment. In addition, our restated certificate of incorporation provides that Ms. Dagousset is not required to offer us any corporate opportunity of which she becomes aware in her capacity as an officer or employee of Chanel and can take such corporate opportunity for Chanel. We, by the terms of our restated certificate of incorporation, expressly renounce any interest or expectancy in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we or our subsidiaries might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. The Advent Funds may have interests that differ from yours. The Advent Funds are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Ms. Dagousset, in her capacity as an officer or employee of Chanel, also may have interests that differ from those of the Company, including that she may be presented with or become involved with business opportunities for Chanel that may be competitive with the Company.
The Tax Receivable Agreement with our Pre-IPO Stockholders requires us to make cash payments to them and exposes us to certain risks. These payments may be substantial and could exceed actual tax benefits. The timing of these payments may also be accelerated and we will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

In connection with the IPO, we entered into a Tax Receivable Agreement, under which generally we are required to pay to our Pre-IPO Stockholders 85% of the amount of cash savings, if any, in U.S. federal, state or local income tax that we or our subsidiaries realize (or are deemed to realize in certain circumstances) as a result of the utilization of the Pre-IPO Tax Assets (as defined herein) and the making of payments under the Tax Receivable Agreement. If we did not enter into the Tax Receivable Agreement, we would be entitled to realize the full economic benefit of the Pre-IPO Tax Assets. Consequently, stockholders other than the Pre-IPO Stockholders will only be entitled to the economic benefit of the Pre-IPO Tax Assets to the extent of our continuing 15% interest in those assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tax Receivable Agreement.”
These payment obligations are our obligations and not obligations of any of our subsidiaries and are not conditioned upon the Pre-IPO Stockholders maintaining a continued direct or indirect ownership interest in us. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement, we expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets (as defined herein) could aggregate to approximately $229.3 million over the next 14 years.
In addition, we are subject to a number of risks pursuant to our obligations under the Tax Receivable Agreement, including the following risks:
•Payments under the Tax Receivable Agreement are expected to give rise to certain additional tax benefits. Any such tax benefits that we are deemed to realize under the terms of the Tax Receivable Agreement are covered by the Tax Receivable Agreement and will increase the amounts due thereunder.
•The Tax Receivable Agreement will make certain simplifying assumptions and adjustments regarding the determination of the cash savings in U.S. federal, state or local income tax that we or our subsidiaries realize (or are deemed to realize in certain circumstances) as a result of the utilization of the Pre-IPO Tax Assets (as defined herein) and the determination of the benefits that the Company may be deemed to receive as a result of making payments to the Pre-IPO Stockholders under the Tax Receivable Agreement. As a result, payments pursuant to the Tax Receivable Agreement could be significantly greater than the benefits we realize in respect of the Pre-IPO Tax Assets.
•Payments under the Tax Receivable Agreement will be based in part on our reporting positions. The Pre-IPO Stockholders (or their transferees or assignees) will not reimburse us for any payments previously made under the Tax Receivable Agreement if such tax benefits are subsequently disallowed. As a result, in certain circumstances, the payments we are required to make under the Tax Receivable Agreement could exceed the tax savings we actually realize in respect of the attributes in respect of which the Tax Receivable Agreement required us to make payment.
•Certain transactions by us could cause us to recognize taxable income (possibly material amounts of income) without a current receipt of cash. Payments under the Tax Receivable Agreement with respect to such taxable income would cause a net reduction in our available cash. In these cases, we may use some of the Pre-IPO Tax Assets to offset income from these transactions and, under the Tax Receivable Agreement, would be required to make a payment to our Pre-IPO Stockholders even though we receive no cash corresponding to such income.
•The Tax Receivable Agreement provides that interest accrues from the due date (without extensions) of the tax return to which the applicable tax benefits relate to the date of payment specified by the Tax Receivable Agreement. In addition, where we fail to make payment by the date so specified, the Tax Receivable Agreement generally provides for interest to accrue on the unpaid amount from the date so specified until the date of actual payment, at a higher rate of interest (except under certain circumstances).
•Changes in tax law, and in particular the tax rate applicable to U.S. corporations and the tax rules on the amortization and depreciation of assets, may materially impact the timing and amounts of payments by us to the Pre-IPO Stockholders pursuant to the Tax Receivable Agreement.
•Certain provisions in the Tax Receivable Agreement may result in situations where the Pre-IPO Stockholders have interests that differ from or are in addition to those of our other stockholders.

•Upon certain events or if we elect an early termination of the Tax Receivable Agreement, our payment obligations under the Tax Receivable Agreement will accelerate and may significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
•In certain situations, our, or a potential acquirer’s, obligations under the Tax Receivable Agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other Changes of Control (as defined in the Tax Receivable Agreement).
•The Tax Receivable Agreement contains a Change of Control definition that includes, among other things, a Continuing Directors Provision. The election of new board members could give rise to a Change of Control and accelerate payments under the Tax Receivable Agreement.
•Because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of our subsidiaries to make distributions to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for specified reasons, such payments will be deferred and will accrue interest, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made. Among other reasons, we may be unable to timely make payments under the Tax Receivable Agreement due to limitations on distributions under the terms of the Credit Agreement (as defined herein) to which one or more of our subsidiaries are a party.
In the event that any determinations must be made under or any dispute arises involving the Tax Receivable Agreement, the Pre-IPO Stockholders will be represented by a shareholder representative that initially will be an entity controlled by the Advent Funds. For so long as any Advent Funds retain an interest in the Tax Receivable Agreement, should any representatives of the Advent Funds then be serving on our Board of Directors, such directors will be excluded from decisions of the Board of Directors related to the relevant determination or dispute.
The Tax Receivable Agreement is filed as an exhibit to this Annual Report, and the foregoing description of the Tax Receivable Agreement is qualified by reference thereto.
Our stock price may be extremely volatile and, as a result, you may not be able to resell your shares at or above the price you paid for them.
An active or liquid market in our common stock may not be sustainable. In the absence of an active trading market for our common stock, you may not be able to resell any shares you hold at or above the price at which you purchased your shares, or at all. We cannot predict the prices at which our common stock will trade.
In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this Annual Report and others such as:
•variations in our operating performance and the performance of our competitors;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us, our competitors or our industry;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•additions or departures of key personnel;
•timing of new product launches;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•the passage of legislation or other regulatory developments affecting us or our industry;
•changes in legislation, regulation and government policy;
•speculation in the press or investment community;
•changes in accounting principles;
•terrorist acts, acts of war or periods of widespread civil unrest;
•natural disasters and other calamities;
•changes in general market and economic conditions; and
•the other factors described in this “Risk Factors” section and the section titled “Special Note Regarding Forward-Looking Statements.”
In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. We are exposed to the impact of any global or domestic economic disruption. Additionally, in the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make a substantial payment to satisfy judgments or to settle litigation.
There may be sales of a substantial amount of our common stock and these sales could cause the price of our common stock to fall.
Sales of substantial amounts of our common stock in the public market, the perception that such sales will occur, or the early release of the lock-up agreements described below could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. Of the 648,794,041shares of our common stock outstanding as of December 31, 2021, the 84,755,000 shares offered and sold in our IPO are eligible for immediate sale in the public market without restriction by persons other than our affiliates. Our remaining 563,337,838 shares will become available for resale in the public market on March 29, 2022, subject to certain exceptions to the lock-up agreements and subject to the provisions of Rule 144 and Rule 701.
In connection with the IPO, we, our directors and executive officers, the selling stockholders and substantially all holders of our common stock outstanding prior to the IPO signed lock-up agreements with the underwriters that, subject to certain exceptions, restricts the disposition of, or hedging with respect to, the shares of our common stock or securities convertible into or exchangeable for shares of our common stock, each held by them, during the period ending on March 28, 2022, except with the prior written consent of Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC. The lock-up agreements entered into in connection with the IPO provide that if (i) we have publicly furnished at least one earnings release or filed at least one quarterly report or one annual report, and (ii) the last reported closing price of common stock on the exchange on which the common stock is listed is at least 30% greater than the IPO price per share in the IPO of $21.00 per share for five out of the 10 consecutive full days on which the New York Stock Exchange and the

Nasdaq Stock Market are open for the buying and selling of securities ending on the date of the earnings release or quarterly or annual report, then 15% of the shares of common stock and derivative instruments subject to the lock-up agreement, will be automatically released from such restrictions immediately prior to the opening of trading on the exchange on which our common stock is listed on the second full trading day following the furnishing of such earnings release or filing of such quarterly or annual report. The foregoing conditions occurred and as a result, approximately 85.4 million shares (including shares underlying vested stock options) became eligible for sale at the open of trading on November 15, 2021, subject to applicable restrictions under the Securities Act, including that any shares held by our affiliates, including our directors, executive officers and other affiliates (including the Advent Funds ), may only be sold pursuant to registration under the Securities Act or in compliance with Rule 144. We estimate that of the approximately 85.4 million shares that became eligible for sale, approximately 79.6 million are held by affiliates.
The Advent Funds may require us to register shares of our common stock held by them for resale under the federal securities laws, subject to reduction upon the request of the underwriter of the offering, if any. Registration of those shares would allow the Advent Funds to immediately resell their shares in the public market. Any such sales or anticipation thereof could cause the market price of our common stock to decline.
In addition, we have registered (i) 46,923,300 shares of our common stock issuable upon the exercise of stock options outstanding under the Penelope Holdings Corp Omnibus Inventive Plan (the “2020 Plan”) and (ii) 45,368,725 shares of our common stock issuable upon the exercise of stock options outstanding under the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) or that we expect to issue pursuant to the 2021 Plan.
Delaware law and provisions in our restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our common stock.
In addition to the Advent Funds beneficial ownership of a substantial percentage of our common stock, provisions in our restated certificate of incorporation and amended and restated bylaws and Delaware law could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders, and could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include a classified board of directors and the ability of our Board of Directors to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our restated certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Advent Funds. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.
Our restated certificate of incorporation designates specific courts as the sole and exclusive forum for certain claims or causes of action that may be brought by our stockholders, which could discourage lawsuits against us and our directors and officers.
Our restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware (or, if, and only if, the Court of Chancery of the State of Delaware dismisses a Covered Claim (as defined below) for lack of subject matter jurisdiction, any other state or federal court in the State of Delaware that does have subject matter jurisdiction) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the following types of claims: (i) any derivative claim brought in the right of the Company, (ii) any claim asserting a breach of a fiduciary duty to the Company or the Company’s stockholders owed by any current or former director, officer or other employee or stockholder of the Company, (iii) any claim against the Company arising pursuant to any provision of the Delaware General Corporation Law, our restated certificate of incorporation or amended and restated bylaws, (iv) any claim to interpret, apply, enforce or determine the validity of our restated certificate of incorporation or our amended and restated bylaws, (v) any claim against the Company governed by the internal affairs doctrine, and (vi) any other claim, not subject to exclusive federal jurisdiction and not asserting a cause of action arising under the Securities Act, as amended, brought in any action asserting one or more of the claims specified in clauses (a)(i) through (v) herein above (each a “Covered Claim”). This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act.
Our restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our restated certificate of incorporation provides that any person or entity purchasing or otherwise acquiring any interest in the shares of capital stock of the Company will be deemed to have notice of and consented to these choice-of-forum provisions and waived any argument relating to the inconvenience of the forums in connection with any Covered Claim.

The choice of forum provisions contained in our restated certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. While the Delaware courts have determined that such choice of forum provisions are facially valid, it is possible that a court of law in another jurisdiction could rule that the choice of forum provisions contained in our restated certificate of incorporation are inapplicable or unenforceable if they are challenged in a proceeding or otherwise, which could cause us to incur additional costs associated with resolving such action in other jurisdictions. The choice of forum provisions may also impose additional litigation costs on stockholders who assert that the provisions are not enforceable or are invalid.
We are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC. As a result, we qualify for, and rely on, exemptions from certain corporate governance standards. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
The Advent Funds collectively control a majority of the voting power of shares eligible to vote in the election of our directors. Because more than 50% of the voting power in the election of our directors is held by an individual, group, or another company, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC. As a controlled company, we may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:
•a majority of our Board of Directors consists of “independent directors,” as defined under the rules of such exchange;
•our Board of Directors has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•our Board of Directors has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We currently utilize these exemptions. As a result, we do not expect that the majority of our directors will be independent or that any committees of our Board of Directors, other than our audit committee, will be composed of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The Nasdaq Stock Market LLC.
If securities or industry analysts cease to publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.
The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If industry analysts cease coverage of us, the trading price for our common stock could be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our ongoing transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.
We do not currently intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not currently expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of the Tax Receivable Agreement and our 2022 Credit Agreement (as defined herein) restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their common stock after price appreciation, which may never occur as the only way to realize any future gains on their investment. As a result, investors seeking cash dividends should not purchase our common stock. See “Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividend Policy.”
We are an emerging growth company and cannot be certain if the reduced disclosure requirements applicable to us makes our common stock less attractive to investors.
We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we expect to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, while we are an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act (the “Sarbanes-Oxley Act”); we are exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we are required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
In addition, while we are an emerging growth company, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period and, as a result, our operating results and financial statements may not be comparable to the operating results and financial statements of companies that have adopted the new or revised accounting standards.
We may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of the IPO, though we may cease to be an emerging growth company earlier under certain circumstances, including if (i) we have $1.07 billion or more in annual gross revenue in any fiscal year, (ii) we become a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act; or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.
We cannot predict whether investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
General Risks
We identified material weaknesses in our internal control over financial reporting. Although we have remediated the identified material weaknesses, if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.
Prior to the IPO, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. Although we are not yet subject to the certification or attestation requirements of the Sarbanes-Oxley Act in connection with the preparation of our consolidated financial statements for the fiscal year ended December 31, 2020, we and our independent registered public accounting firm identified three material weaknesses in our internal control over financial reporting as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
The following are the material weaknesses we identified as of December 31, 2020: (i) limited technical accounting resources and a lack of sufficient segregation of duties related to the control over review and approval of journal entries, reconciliations and accruals; (ii) lack of formal risk assessment process to identify, evaluate and address business risks relevant to financial reporting objectives; and (iii) lack of entity-level controls typical for a public company, including corporate policies, accounting policies, formal board and audit committee charters and calendar, formal organizational chart depicting reporting lines and key areas of authority and responsibility, and information technology.
As discussed in Item 9A – “Controls and Procedures” of this Annual Report, the material weaknesses identified above were remediated during the quarter ended December 31, 2021.

We cannot provide assurance that additional material weaknesses or control deficiencies will not occur in the future. If we fail to maintain proper and effective internal controls in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.
We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Although we are required to disclose changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until our annual report for the fiscal year ending December 31. 2022.
To comply with the requirements of being a public company, we may need to undertake various actions, to develop, implement and test additional processes and other controls. Testing and maintaining internal controls can divert our management’s attention from other matters related to the operation of our business.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We designed our disclosure controls and procedures to provide reasonable assurance that the information we must disclose in reports and file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
We are not insured against all risks affecting our activities and our insurance coverage may not be sufficient to cover all losses and/or liabilities that may be incurred by our operations.
We cannot provide assurance that our insurance coverage will always be available or will always be sufficient to cover damages resulting from any kind of claims. In addition, there are certain types of risks that may not be covered by our policies, such as war, force majeure or certain business interruptions. In addition, we cannot provide assurance that when our current insurance policies expire, we will be able to renew them with sufficient and favorable terms, and the failure to renew our insurance policies may adversely affect us.
We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities, which could have a material and adverse effect on our operating results, cash flows and financial condition.
We are subject to taxes in the U.S. and the U.K., where our subsidiary Olaplex UK Limited is organized, among other jurisdictions. Tax laws, regulations, administrative practices and interpretations in the U.K. or other jurisdictions may be subject to change, with or without notice, due to economic, political and other conditions. As a result, significant judgment is required in evaluating and estimating our provision for income taxes. Our future effective tax rates could be affected by numerous factors, such as intercompany transactions, changes in our business operations, acquisitions and dispositions, entry into new markets, the amount of our earnings and where earned, losses incurred in jurisdictions, the inability to realize tax benefits, changes in foreign currency exchange rates, changes in our stock price, uncertain tax positions, allocation and apportionment of state taxes, changes in our deferred tax assets and liabilities and their valuation. In addition, U.S. and foreign governments may enact tax laws that could result in further changes to global taxation and may materially affect our operating results and financial condition.
We are not currently subject to tax controversies in any jurisdiction. However, an audit, investigation or other tax controversy could have a material effect on our operating results, cash flows or financial condition. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the outcome of audits, investigations and any other tax controversies could be materially different from our historical income tax provisions.
Our business could be negatively impacted by corporate citizenship and sustainability matters.

There is an increased focus from certain investors, customers, consumers, employees and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we may announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, packaging, responsible sourcing, social investments and inclusion and diversity. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business (e.g., shifts in business among distribution channels). Moreover, the standards by which citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions. The standards or assumptions could change over time. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate citizenship and sustainability matters, could have an adverse effect on our business.
If we pursue acquisitions, such acquisitions may expose us to additional risks.
We may review acquisition and strategic investment opportunities to expand our current product offerings and distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms or successfully integrate these businesses. If required, the financing for these transactions could result in an increase in our indebtedness, dilute the interests of our stockholders or both. The purchase price for some acquisitions may include additional amounts to be paid in cash in the future, a portion of which may be contingent on the achievement of certain future operating results of the acquired business.
Our failure to successfully complete the integration of any acquired business or to achieve the long-term plan for such business, as well as any other adverse consequences associated with our acquisition and investment activities, could have an adverse effect on our business.
We are dependent on entities performing outsourced functions.
As part of our long-term strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. These include certain information technology, e-commerce, logistics, finance and human resource functions. While we believe we conduct appropriate due diligence before entering into agreements with the outsourcing entity, the failure of one or more entities to provide the expected services, provide them on a timely basis or to provide them at the prices we expect may have an adverse effect on our business. In addition, if we transition systems to one or more new, or among existing, external service providers, we may experience challenges that could have an adverse effect on our business.

Our quarterly results of operations may fluctuate, and if our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and securities analysts, the trading price of our common stock may decline.
Our quarterly results of operations may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these risk factors as well as the following:
•fluctuations in product, channel and geographic mix;
•fluctuations in the levels or quality of inventory;
•fluctuations in capacity as we expand our operations;
•our success in engaging existing customers and consumers and attracting new customers and consumers;
•the amount and timing of our operating expenses;
•the timing and success of new product launches and expansion into new geographic markets;
•the impact of competitive developments and our response to those developments;
•the impact of the COVID-19 pandemic;
•changes in tax laws;
•our ability to manage our existing business and future growth; and
•economic and market conditions, particularly those affecting our industry.
Fluctuations in our quarterly results of operations may cause those results to fall below the guidance that we have provided to the public or the expectations of our investors and securities analysts, which could cause the trading price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish and other unanticipated issues may arise.
In addition, we believe that our quarterly results of operations may vary in the future and that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described in this Annual Report.
The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of net revenues for us. In addition, our ability to expand in any of our target markets depends on a number of factors, including the cost, performance and perceived value associated with our products and other haircare products. Even if the markets in which we compete meet the size estimates and growth forecasted, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Our results of operations could be adversely affected by natural disasters, public health crises, political crises or other catastrophic events.
Our finished products are primarily manufactured and fulfilled by companies located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics, including the ongoing COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the U.S. or internationally, could disrupt our operations or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region. In addition, these types of events could negatively impact consumer spending in the impacted regions. To the extent any of these events occur, our business, financial condition and results of operations could be adversely affected.
We incur significant additional costs as a result of being a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
We expect to incur increased costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, and the Exchange Act, as well as the rules of The Nasdaq Stock Market LLC. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming.
We expect such expenses to further increase after we are no longer an “emerging growth company.” We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. Furthermore, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, our management team needs to devote substantial attention to transitioning to interacting with public company analysts and investors and complying with the laws pertaining to public companies, which may divert attention away from the day-to-day management of our business. Increases in costs incurred or diversion of management’s attention as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of our investors and securities analysts, resulting in a decline in the trading price of our common stock.
The preparation of financial statements in conformity with accounting principles generally accepted in the U.s. (“GAAP) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to this Annual Report, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, net sales and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
A general economic downturn, or sudden disruption in business conditions may affect consumer purchases of discretionary items and/or the financial strength of our customers, which would adversely affect our business, financial condition and results of operations.
The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. A decline in consumer purchases of discretionary items also tends to impact our customers. We may extend credit to a customer based on an evaluation of its financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with them. We may also assume more credit risk relating to the receivables from that customer. Our inability to collect receivables from our largest customers or from a group of customers would have an adverse effect on our business. If any of our customers were to liquidate, we would incur additional costs if we choose to purchase the customer’s inventory of our products to protect brand equity.
Sudden disruptions in local or global business conditions from events such as a pandemic or other health issues, geo-political or local conflicts, civil unrest, terrorist attacks, adverse weather conditions, climate changes or seismic events, can have a short-term and, sometimes, long-term impact on consumer spending, which in turn could adversely affect our business, financial condition and results of operations. Moreover, a downturn in the economies of, or continuing recessions in, the countries where we sell our products or a sudden disruption of business conditions in those countries could adversely affect consumer confidence, the financial strength of our distributors and retailers and, in turn, our sales and profitability.
Volatility in the financial markets and a related economic downturn in key markets or markets generally throughout the world could have an adverse effect on our business. We may need or choose to seek additional financing to operate or expand our business and deterioration in global financial markets or an adverse change in our credit ratings could make future financing difficult or more expensive.
Although our employees in the United States are co-employed by a professional employer organization, we may be liable for the failure of the organization to comply with its obligations under applicable law.
We utilize the services of a PEO, to manage our U.S. employees and their employee benefits. Under the terms of our arrangement, the PEO is the employer of record for our personnel in the U.S. and is responsible for administering all payroll, including tax withholding, and providing health insurance and other benefits for these individuals. We reimburse the PEO for these costs, and pay it an administrative fee for its services.
While our partnership with the PEO allows us to more efficiently and effectively operate our human resources administration without the need for additional personnel, it also exposes us to some risks. If the PEO fails to comply with applicable laws or its obligations under this arrangement, we could be liable for such violations, and the indemnification provisions of our agreement with the PEO, if applicable, may not be sufficient to insulate us from those liabilities. We also could, under certain circumstances, be held liable for a failure by the PEO to pay employer-side taxes arising from payments to our employees or a failure by the PEO to withhold and remit taxes arising from such payments. We also could, under certain circumstances, be held liable for a failure by the PEO to appropriately pay, or withhold and remit required taxes from payments to, our employees. In such a case, our potential liability could be significant and could have an adverse effect on our business. Furthermore, if the PEO does not efficiently administer our employee benefits, our relationship with our employees could be damaged.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We do not own any real property or have a physical headquarters. We lease one facility in New York that we use for research and development. We amended this lease on October 29, 2021 to add additional space and extend the lease term to end on January 31, 2025. Our employees work remotely, from home or at shared co-working office spaces. We believe these arrangements support our current needs.
ITEM 3. LEGAL PROCEEDINGS

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Shares of our common stock have traded on the Nasdaq Global Select Market under the symbol “OLPX” since September 30, 2021. Prior to that date, there was no market for our common stock. The range of high and low sale prices of our common stock as reported by the Nasdaq Global Select Market is set forth in the table below:

2021:	High Sales Price	Low Sales Price
Third quarter (beginning September 30, 2021)	$26.50	$23.25
Fourth Quarter	$30.13	$22.84

Holders

As of March 1, 2022, there were 28 registered holders of our common stock. The actual number of record holders of our common stock is based upon the actual number of holders registered on the books of the Company as of such date and does not include holders of shares are held in street name by brokers or other nominees.

Dividends

We do not currently anticipate paying any dividends on our common stock and currently expect to retain all future earnings for use in the operation and expansion of our business. We may reevaluate our dividend policy in future. The declaration, amount and payment of any future dividends on our common stock will be at the sole discretion of our Board of Directors, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our 2022 Credit Agreement (as defined herein), our obligations under the Tax Receivable Agreement and other indebtedness we may incur, and such other factors as our Board of Directors may deem relevant. If we elect to pay such dividends in the future, we may reduce or discontinue entirely the payment of such dividends at any time.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative three-month total stockholder return on the Company’s Stock with the cumulative total return of the Nasdaq Composite and the S&P Consumer Staples Index. This graph covers the three-month period from September 30, 2021 to December 31, 2021. In each case, assumes a $100 investment on September 30, 2021, and reinvestment of all dividends, if any.

Comparison of Cumulative Total Returns
120
115
110
105
100
95
09/30/21
10/29/21
11/30/21
12/31/21
Olaplex Holdings Inc.
NASDAQ Composite
S&P Consumer Staples

Company/Index	09/30/2021	10/29/2021	11/30/2021	12/31/2021
Olaplex Holdings, Inc.	$100	$114	$110	$119
NASDAQ Composite	$100	$107	$108	$108
S&P Consumer Staples	$100	$104	$102	$113

ITEM 6. RESERVED

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report (“Annual Report”). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section “Special Note Regarding Forward-Looking Statements” and in the “Risk Factors” section in this Annual Report.
Company Overview
OLAPLEX is an innovative, science-enabled, technology-driven beauty company. We are founded on the principle of delivering effective, patent-protected and proven performance in the categories where we compete. We strive to empower our consumers to look as beautiful on the outside as they feel on the inside.
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
OLAPLEX disrupted and revolutionized the professional haircare industry by creating the bond building category in 2014. We have grown from an initial offering of three products sold exclusively through the professional channel to a broader suite of products offered through the professional, specialty retail and DTC channels that have been strategically developed to address three key uses: treatment, maintenance and protection. Our unique bond building technology is able to repair disulfide bonds in human hair that are destroyed via chemical, thermal, mechanical, environmental and aging processes. Our current product portfolio comprises eleven unique, complementary products specifically developed to provide a holistic regimen for hair health.
We have developed a cohesive and synergistic distribution strategy that leverages the strength of each of our channels, including the specific attributes of each channel as described below, and our strong digital capabilities that we apply across our omni-channel sales platform. Our professional channel grew 66% for the year ended December 31, 2021 as compared to the year ended December, 31, 2020, representing 43% of our total net sales for the period. Our specialty retail channel grew 247% for the year ended December 31, 2021 as compared to the year ended December, 31, 2020, representing 29% of our total net sales for the period. Our DTC channel, comprised of OLAPLEX.com and sales through third-party e-commerce platforms, grew 117% for the year ended December 31, 2021 as compared to the year ended December, 31, 2020, and represented 27% of our total net sales for the period. This channel also provides us with the opportunity to engage directly with our consumers to help power feedback that drives decisions we make around new product development.
The strength of our business model and ability to scale have created a compelling financial profile characterized by revenue growth and very strong profitability. Our net sales increased from $282.3 million for the year ended December 31, 2020 to $598.4 million for the year ended December 31, 2021, representing a 112% increase. Our net income increased from $39.3 million for the year ended December 31, 2020 to $220.8 million for the year ended December 31, 2021, representing a 462% increase, and our adjusted net income (see “⸺Non-GAAP Financial Measures”) increased from $131.1 million for the year ended December 31, 2020, to $275.7 million for the year ended December 31, 2021, representing a 110% increase. We have also experienced robust adjusted EBITDA (see “⸺Non-GAAP Financial Measures”) growth over the past year, increasing our adjusted EBITDA from $199.3 million for the year ended December 31, 2020, to $408.8 million for the year ended December 31, 2021, representing a 105% increase, with a decrease in our adjusted EBITDA margins (see “⸺Non-GAAP Financial Measures”) from 70.6% for the year ended December 31, 2020, to 68.3% for the year ended December 31, 2021 reflecting the investments necessary to scale our business.
Key Factors Affecting Our Performance
We believe that our continued success and growth are dependent on a number of factors. These factors provide both significant areas of opportunity as well as potential challenges that we will need to address in order to sustain the growth of our business. We have outlined some of these factors below, as well as in the section “Special Note Regarding Forward-Looking Statements” and in the “Risk Factors” section in this Annual Report.

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
Continued Execution of Omni-channel Strategy
Since our founding, the professional channel has provided our brand with credibility in the hairstylist community and with consumers, which translated into meaningful brand equity and success in the specialty retail and DTC channel, allowing us to gain deeper consumer insights. These channels broaden the scope of our brand’s awareness and customer penetration, which also serves to grow our professional channel. This synergistic omni-channel strategy has been key to our growth thus far, and we expect it will continue to serve as a valuable tool for growing our business. We intend to continue to find ways to deepen our channel integration through our digital platform, engaged social community, and relationships with salons and key retailers. Our ability to execute this strategy will depend on a number of factors, such as retailers’ and salons’ satisfaction with the sales and profitability of our products.
Supply Chain

The COVID-19 pandemic has contributed to global supply chain disruptions, due to closures, employee absences, port congestion, labor and container shortages, and shipment delays. As a result, we expect higher costs to negatively impact the cost of sales and operating expenses in the near future. We expect to mitigate some of the impact to our business and our costs through cost savings initiatives, product mix optimization, strategic pricing, timing of shipments, and minimizing the use of air freight and congested ports.
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
Continued Product Innovation
We anticipate a meaningful portion of our future growth will come from new product development and innovation. We believe our robust in-house research and development team, dedicated Olaplex laboratory, independent lab testing and real-world salon testing enables us to continue to develop meaningful new products and positions us to maintain a full new product pipeline for several years into the future. Though we have a solid pipeline of future products, we are relentlessly focused on staying at the forefront of technical developments and product innovation. Our attention in this area is a critical component of our growth plan, and thus our performance will depend, in part, on our ability to continue to deliver new high-performance products.
Impact of COVID-19
The COVID-19 pandemic has impacted our business beginning in March 2020. The degree to which the COVID-19 pandemic will directly or indirectly impact our cash flow, business, financial condition, results of operations and prospects will depend on future developments that are highly uncertain and cannot be predicted, many of which are outside of our control. The impact of COVID-19 on our supply chain has been discussed above. We believe the COVID-19 pandemic shifted demand from our professional channel to the specialty retail and DTC channels, as consumers were unable to treat their hair in salons as a result of restrictions, such as mandatory lockdowns, that caused the closure of many of our professional salon partners and consumers turned to purchasing our products online for home treatment. This shift enabled us to scale our DTC capability faster than expected. Even as salons in our professional channel locations have reopened and as well as retail sales have gained momentum, we have not seen a decline in the demand for our products in our DTC channel, nor do we expect to, as COVID-19 restrictions continue to ease globally.
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
Cost of Sales
Cost of sales reflects the aggregate costs to procure our products, including the amounts invoiced by our third- party contract manufacturers and suppliers for finished goods, costs related to transportation to our distribution centers, and amortization of our patented formulations. For the 2020 fiscal year, we amortized a one-time non-recurring fair value step-up adjustment to inventory as part of purchase accounting related to the Acquisition that is recorded in cost of sales.
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
Operating Expenses
Our operating expenses consist of selling, general and administrative expenses (“SG&A”), amortization of brand name and customer relationship intangible assets and purchase accounting acquisition costs.
SG&A expenses include personnel-related expenses, including salaries, success payments, fringe benefits and share-based compensation. Other significant operating expenses include sales and marketing, research and development, outbound shipping, fulfillment, information technology costs, merchant fees, professional fees for accounting, auditing, consulting and legal services, and travel and overhead expenses.

In relation to the Acquisition, and included in the operating expenses, are amortization of brand name and customer relationship intangible assets and non-recurring purchase accounting acquisition costs that consist of legal, accounting, and banking fees.
In the near term, we expect SG&A expenses to increase as we invest to support our growth initiatives, including investments in the Olaplex brand and infrastructure. Additionally, we expect our operating expenses will increase compared to prior periods due to the reporting and compliance costs associated with being a public company.
Interest (Expense)
Interest expense primarily consists of interest incurred on our outstanding indebtedness and amortization of debt issuance costs. See “Financial condition, liquidity and capital resources” below and a description of our indebtedness in Note 9 of the consolidated financial statements included elsewhere in this Annual Report.
Other Income (Expense), Net
Other income (expense), net primarily reflects gains (losses) caused by fluctuations of foreign currency exchange rates, as well as reduction of income that results from penalty payments received from distributors for sales in violation of their distribution agreements and adjustments to the Tax Receivable Agreement liability due to changes in interest rates or blended tax rates.
Income Tax Provision
We operate as a C-Corporation. The provision for income taxes represents U.S. federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain permanent tax adjustments. The U.S. federal statutory tax rate was primarily lower due to the foreign derived intangible income (“FDII”) deduction. This deduction results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, the impact of permanent tax adjustments, and the interaction of various tax strategies.
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

Results of operations for the years ended December 31, 2021 and December 31, 2020
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	2021		2020
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$598,365	100.0%	$282,250	100.0%
Cost of sales:
Cost of product (excluding amortization)	116,554	19.5	96,611	34.2
Amortization of patented formulations	7,989	1.3	6,052	2.1
Total cost of sales	124,543	20.8	102,663	36.4
Gross profit	473,822	79.2	179,587	63.6
Operating expenses:
Selling, general, and administrative	98,878	16.5	37,170	13.2
Amortization of other intangible assets	40,790	6.8	39,825	14.1
Acquisition costs	—	—	16,499	5.8
Total operating expenses	139,668	23.3	93,494	33.1
Operating income	334,154	55.8	86,093	30.5
Interest expense	(61,148)	(10.2)	(38,645)	(13.7)
Other income (expense), net
Tax receivable agreement liability adjustment	3,615	0.6	—	—
Other expense	(1,012)	(0.2)	(190)	(0.1)
Total other income (expense)	2,603	0.4	(190)	(0.1)
Income before provision for income taxes	275,609	46.1	47,258	16.7
Income tax provision	54,825	9.2	7,980	2.8
Net income	$220,784	36.9	$39,278	13.9
Comprehensive income	$220,784	36.9%	$39,278	13.9%
2021 compared to 2020:
Net Sales
We distribute products through professional salon channels, national and international retailers, as well as direct to consumers through e-commerce. As such, our three business channels consist of professional, specialty retail and DTC as follows.

(in thousands)	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Net sales by Channel:
Professional	$259,009	$156,199	$102,810	65.8%
Specialty retail	175,799	50,718	125,081	246.6%
DTC	163,557	75,333	88,224	117.1%
Total Net sales	$598,365	$282,250	$316,115	112.0%
Net sales increased $316.1 million, or 112.0%, to $598.4 million for the year ended December 31, 2021, from $282.3 million for the year ended December 31, 2020.

Professional net sales increased $102.8 million, or 65.8%, to $259.0 million for the year ended December 31, 2021, from $156.2 million for the year ended December 31, 2020. Growth for professional was driven by volume growth from the increased velocity (sales per point of distribution) of existing products (including No.4 - Bond Maintenance Shampoo, No. 5 - Bond Maintenance Conditioner and No. 3 - Hair Perfector), the launch of new products ( No.8 - Bond Intense Moisture

Mask, Professional only 4-in-1 Moisture Mask, No.4P- Blonde Enhancer Toning Shampoo and including No.0 - Intensive Bond Building Hair Treatment,) and the addition of new customers (primarily in key international markets in Europe). The Company experienced significant revenue growth in the U.S., U.K. and Italy.

Specialty retail net sales increased $125.1 million, or 246.6%, to $175.8 million for the year ended December 31, 2021, from $50.7 million for the year ended December 31, 2020. Growth for specialty retail was driven by volume growth from the increased velocity of existing products (including No. 4 - Bond Maintenance Shampoo, No. 5 - Bond Maintenance Conditioner and No. 3 - Hair Perfector), the launch of new products (No.8 - Bond Intense Moisture Mask, No.4P- Blonde Enhancer Toning Shampoo and No.0 - Intensive Bond Building Hair Treatment) and the addition of new retail customers in the U.S. Specifically, we added a new customer in the fourth quarter of 2021 which contributed $15 million in revenue growth.

DTC net sales increased $88.2 million, or 117.1%, to $163.6 million for the year ended December 31, 2021, from $75.3 million for the year ended December 31, 2020. Growth for DTC was driven by volume growth from the addition of new e-commerce customers, increased velocity from existing products (including No. 5- Bond Maintenance Conditioner, No. 4 - Bond Maintenance Shampoo, and no 3 - Hair Perfector) and the launch of new products (including No.8 - Bond Intense Moisture Mask, No.0 - Intensive Bond Building Hair Treatment and No.4P- Blonde Enhancer Toning Shampoo). Olaplex.com also saw strong growth as a result of increased traffic of new customers and higher average order value. Holiday kits, Black Friday, expansion into new countries including United Kingdom and Australia and increased digital marketing spend also contributed to increase in sales. The Company experienced significant growth in the U.S. and U.K. for the year ended December 31, 2021 as compared to the prior year.
Cost of Sales and Gross Profit

(in thousands)	For the Year Ended December 31,		$ Change	% Change
	2021	2020
Cost of sales	$124,543	$102,663	$21,880	21.3%
Gross profit	$473,822	$179,587	$294,235	163.8%
Our cost of sales increased $21.9 million or 21.3% to $124.5 million for the year ended December 31, 2021 from $102.7 million for the year ended December 31, 2020 due to a $64.6 million increase driven by increased sales volume and a $2.0 million increase in the amortization of our acquired patented formulations, partially offset by the absence of a $44.7 million expense as a result of the one-time fair value inventory adjustment due to the Acquisition in January 2020.

Our gross profit increased $294.2 million, or 163.8%, to $473.8 million for the year ended December 31, 2021 from $179.6 million for the year ended December 31, 2020. Our gross profit margin, as a percentage of sales, increased from 63.6% for the year ended December 31, 2020 to 79.2% for the year ended December 31, 2021, primarily as a result of the absence of the one-time fair value inventory adjustment due to the Acquisition in January 2020. Our adjusted gross profit margin (see “Non-GAAP Financial Measures”) decreased from 81.6% for the year ended December 31, 2020 to 80.5% for the year ended December 31, 2021 due primarily to higher input costs, particularly for inbound distribution. The favorable gross margin impact driven by channel mix (from the higher growth in specialty retail and DTC) was largely offset by unfavorable product mix (higher sales from lower margin products).
Operating Expenses

(in thousands)	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Selling, general, and administrative expenses	$98,878	$37,170	$61,708	166.0%
Amortization of other intangible assets	40,790	39,825	965	2.4%
Acquisition costs	—	16,499	(16,499)	—
Total operating expenses	$139,668	$93,494	$46,174	49.4%
Our operating expenses increased $46.2 million, or 49.4%, from $93.5 million for the year ended December 31, 2020 to $139.7 million for the year ended December 31, 2021.

SG&A expenses increased by $61.7 million, or 166.0%, from $37.2 million for the year ended December 31, 2020. In 2021, there were increases of $9.8 million in sales and marketing expense, $8.6 million in payroll driven by expansion of our workforce, $8.5 million in non-capitalizable IPO and strategic transition costs, $6.0 million in distribution and fulfillment costs related to the increase in product sales volume, $5.5 million in cash-settled units compensation expense (see Note 11 to the consolidated financial statements), $2.4 million in share-based compensation expense, and $6.6 million in other SG&A expenses pertaining to general business growth. Also included in SG&A costs for the year ended December 31, 2021, were costs incurred related to the LIQWD Matters of $14.3 million (see Note 14 to the consolidated financial statements included elsewhere in this Annual Report). We expect sales and marketing, research and development, payroll, and other SG&A expenses to increase in the future as we continue to expand brand awareness, develop and introduce new products, build out infrastructure and implement new marketing strategies.
Amortization of intangible assets increased $1.0 million or 2.4%. Acquisition costs decreased $16.5 million due to the Acquisition (see Notes 1 and 6 to the consolidated financial statements) occurring in 2020.
Interest Expense

(in thousands)	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Interest expense	$(61,148)	$(38,645)	$(22,503)	58.2%

Interest expense increased $22.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is due to the interest related to the Amended Original Credit Agreement (as defined herein) that the Company entered into for additional borrowings on December 18, 2020. See “Financial Liquidity and Capital Resources ⸺ Credit Facility”.
Other Income (Expense), Net

(in thousands)	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Other income (expense), net
Tax receivable agreement liability adjustment	3,615	—	$3,615	NA
Other expense	(1,012)	(190)	$(822)	432.6%
Total other income (expense)	2,603	(190)	$2,793	(1,470.0)%
For the year ended December 31, 2021, net other income increased $2.8 million compared to the year ended December 31, 2020, primarily due the Tax Receivable Agreement liability adjustment recorded during the year. During the fourth quarter of 2021, the Company recognized other income of $3.6 million for a reduction to the liability for the Tax Receivable Agreement resulting primarily from an update to the blended state income tax rate used to measure the obligation. This was offset by an increase in foreign currency transaction losses of $0.9 million.
Income Tax Provision
The fiscal 2021 and 2020 provisions for income taxes represent U.S. federal, foreign, state and local income taxes. The effective rates differ from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain permanent tax adjustments. The U.S. federal statutory tax rates for 2021 and 2020 were primarily lower due to the FDII deduction, net of the effect of state and local income taxes. The FDII deduction results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, the impact of permanent tax adjustments, and the interaction of various tax strategies. See “Critical Accounting Policies and Estimate-Income Taxes and Tax Receivable Agreement” pertaining to Reorganization.

(in thousands)	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Income tax provision	$54,825	$7,980	$46,845	587.0%

The provision for income taxes increased to $54.8 million, or an effective tax rate of 19.9%, for the year ended December 31, 2021 from a provision of $8.0 million, or an effective tax rate of 16.9%, for the year ended December 31, 2020. The increase in the provision for income taxes from the provision for the comparative prior year period is due to the increase in the Company’s income before taxes over this period. The effective tax rates in both periods are lower than the statutory rate primarily due to the FDII, net of the effect of state and local income taxes, and the effective tax rate for the year ended December 31, 2021 is also reduced by excess tax benefits associated with share-based compensation. The FDII deduction results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate. The increase in the effective tax rate from the comparative prior year period primarily resulted from a decrease in the portion of the Company’s earnings which are attributable to sales to non-U.S. customers, and therefore are eligible for the FDII deduction.
Non-GAAP Financial Measures
We prepare and present our consolidated financial statements in accordance with GAAP. However, management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross profit margin, adjusted SG&A, adjusted net income and adjusted net income per share, which are non-GAAP financial measures, provide investors with additional useful information in evaluating our performance.
Adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross profit margin, adjusted SG&A, adjusted net income and adjusted net income per share are financial measures that are not required by or presented in accordance with GAAP. We believe that adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross profit margin, adjusted SG&A, adjusted net income and adjusted net income per share, when taken together with our financial results presented in accordance with GAAP, provide meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of these non-GAAP measures is helpful to our investors as they are measures used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.
We calculate adjusted EBITDA as net income, adjusted to exclude: (1) interest expense, net; (2) income tax provision; (3) depreciation and amortization; (4) share-based compensation expense; (5) fair value inventory step-up adjustment amortization;(6) Acquisition costs and financing fees; (7) costs incurred for LIQWD Matters; (8) non-capitalizable IPO and strategic transition costs; and (9) as applicable tax receivable agreement liability adjustments. We calculate adjusted EBITDA margin by dividing adjusted EBITDA by net sales.
We calculate adjusted gross profit as gross profit, adjusted to exclude: (1) fair value inventory step-up adjustment amortization and (2) amortization of patented formulations pertaining to the Acquisition. We calculate adjusted gross profit margin by dividing adjusted gross profit by net sales.
We calculate adjusted SG&A as SG&A, adjusted to exclude: (1) share-based compensation expense; (2) costs incurred for LIQWD Matters, (3) non-capitalizable IPO and strategic transition costs and (4) Financing fees.
We calculate adjusted net income as net income, adjusted to exclude: (1) amortization of intangible assets; (2) share-based compensation expense; (3) fair value inventory step-up adjustment amortization; (4) Acquisition costs and financing fees; (5) costs incurred for LIQWD Matters; (6) non-capitalizable IPO and strategic transition costs; (7) as applicable, tax receivable agreement liability adjustments and (8) the tax effect of non-GAAP adjustments. Adjusted net income per share is defined as adjusted net income per share using the weighted average basic and diluted shares outstanding.
Adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross profit margin, adjusted SG&A, adjusted net income and adjusted net income per share are presented for supplemental informational purposes only, which have limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of these non-GAAP measures include that they (1) do not reflect capital commitments to be paid in the future, (2) do not reflect that, although amortization is a non-cash charge, the underlying assets may need to be replaced and non-GAAP measures do not reflect these capital expenditures and intangible asset amortization that contributes to revenue recognition will recur in future periods until fully amortized, (3) do not consider the impact of share-based compensation expense, (4) do not reflect other non-operating expenses, including, in the case of adjusted EBITDA and adjusted EBITDA margin, interest expense, (5) in the case of adjusted EBITDA and adjusted EBITDA margin, do not reflect tax payments that may represent a reduction in cash available to us and (6) do not include certain non-ordinary cash expenses that we do not believe are representative of our business on a steady-state basis. In addition, our use of non-GAAP measures may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross profit margin, adjusted SG&A, adjusted net income, and adjusted net income per share in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider these non-GAAP measures alongside other financial measures, including our gross profit, gross profit margin, net income, net income per share and other results stated in accordance with GAAP.
The following tables present a reconciliation of net income and gross profit, as the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross profit margin, adjusted SG&A, adjusted net income and adjusted net income per share for each of the periods presented.

	For the Year Ended December 31,
(in thousands)	2021	2020
Reconciliation of Net Income to Adjusted EBITDA
Net income	$220,784	$39,278
Interest expense	61,148	38,645
Income tax provision	54,825	7,980
Depreciation and amortization of intangible assets	48,941	45,877
Acquisition transaction costs and financing fees (1)	—	21,242
Costs incurred for LIQWD Matters (3)	14,250	—
Inventory fair value adjustment (4)	—	44,721
Share-based compensation	3,963	1,527
Non-capitalizable IPO and strategic transition costs (5)	8,488	—
Tax receivable agreement liability adjustment(6)	(3,615)	—
Adjusted EBITDA	$408,784	$199,270
Adjusted EBITDA margin	68.3%	70.6%

	For the Year Ended December 31,
(in thousands)	2021	2020
Reconciliation of Gross Profit to Adjusted Gross Profit
Gross profit	$473,822	$179,587
Inventory fair value adjustment (4)	—	44,721
Amortization of patented formulations	7,989	6,052
Adjusted gross profit	$481,811	$230,360
Adjusted gross profit margin	80.5%	81.6%

	For the Year Ended December 31,
(in thousands)	2021	2020
Reconciliation of SG&A to Adjusted SG&A
SG&A	$98,878	$37,170
Financing fees (2)	—	(4,743)
Costs incurred for LIQWD Matters (3)	(14,250)	—
Share-based compensation	(3,963)	(1,527)
Non-capitalizable IPO and strategic transition costs (5)	(8,488)	—
Adjusted SG&A	$72,177	$30,900

	For the Year Ended December 31,
(in thousands)	2021	2020
Reconciliation of Net Income to Adjusted Net Income
Net income	$220,784	$39,278
Amortization of intangible assets (excluding software)	48,720	45,877
Acquisition transaction costs and financing fees (1)	—	21,242
Costs incurred for LIQWD Matters (3)	14,250	—
Inventory fair value adjustment (4)	—	44,721
Share-based compensation	3,963	1,527
Non-capitalizable IPO and strategic transition costs (5)	8,488	—
Tax receivable agreement liability adjustment(6)	(3,615)	—
Tax effect of adjustments	(16,940)	(21,529)
Adjusted net income	$275,650	$131,116
Adjusted net income per share:
Basic	$0.43	$0.21
Diluted	$0.40	$0.21
(1)Includes acquisition costs related to the Acquisition of the Olaplex business and dividend financing costs.
(2)Includes dividend financing costs.
(3)Includes costs incurred related to the resolution of the LIQWD Matters of $14.3 million as discussed in Note 14 to the consolidated financial statements included elsewhere in this Annual Report.
(4)Includes the non-cash, non-recurring fair value inventory step-up adjustment amortization as part of the purchase accounting on the Acquisition Date, utilizing the comparative sales method in accordance with ASC 820-10-55-21.
(5)Represents non-capitalizable professional fees and executive severance incurred in connection with the IPO and the Company’s public company transition.
(6)Represents applicable tax receivable agreement liability adjustments.
Financial Condition, Liquidity and Capital Resources
Overview
Our primary recurring source of cash is the collection of proceeds from the sale of our products to our customers, including cash periodically collected in advance of delivery or performance.
Our primary use of cash is for working capital and payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, fulfillment costs of customer orders, overhead costs, capital expenditures, and debt servicing. We also utilize cash for strategic investments. Fluctuations in working capital are primarily caused by customer demand of our product, timing of when a retailer rearranges or restocks our products, expansion of space within our existing retailer base, expansion into new retail stores and fluctuation in warehouse and distribution costs. Capital expenditures typically vary and are currently limited, and future capital expenditure requirements depend on strategic initiatives selected for the fiscal year, including investments in infrastructure, investments in supply chain and R&D capabilities and expansion of our customer base.
A considerable portion of our operating income is earned outside the U.S.; however, we do not have bank time deposits held outside of the U.S.
As of December 31, 2021, we had $186.4 million of cash and cash equivalents. In addition, as of December 31, 2021, we had borrowing capacity of $51.0 million under our 2020 Revolver, providing us with a liquidity position of $237.4 million plus $75.9 million of working capital excluding cash and cash equivalents for a combined $313.3 million liquidity position.
Although there is no current need, we primarily examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to maintain financial flexibility and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Year Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$200,029	$128,975
Investing activities	(6,265)	(1,381,609)
Financing activities	(18,340)	1,263,598
Net increase in cash	$175,424	$10,964
Operating Activities
For the year ended December 31, 2021, net cash provided by operating activities was $200.0 million. This included net income of $220.8 million, plus $48.9 million in depreciation and amortization of fixed assets, patents and other intangibles, $2.8 million in amortization of debt issuance costs, $2.5 million in deferred taxes, $3.6 million of Tax Receivable Agreement liability adjustment and $4.0 million in share-based compensation. Additionally, there was a $76.4 million increase in working capital excluding cash during the period. The increase in net working capital was largely driven by a $98.4 million increase in accounts receivable, inventory, and other current assets for customer deposits and prepaids offset partly by an increase of $22.0 million in accounts payable, accrued expenses and other current liabilities caused by increased inventory and other purchases.

For the year ended December 31, 2020, net cash provided by operating activities was $129.0 million. This included net income of $39.3 million, plus $45.9 million in amortization of patents and other intangibles, $44.7 million for fair value of acquired inventory, $1.8 million in amortization of debt issuance costs, $1.5 million in share-based compensation expense offset partly by a $4.4 million increase in deferred tax assets. Additionally, there was a $0.2 million decrease in working capital excluding cash during the period. The decrease in net working capital was largely driven by a $23.7 million increase in accounts payable, accrued expenses and other liabilities caused by increased inventory and other purchases, offset partly by an increase of $14.3 million increase in inventory to support growth in the business, a $7.1 million increase in accounts receivable reflecting the overall growth in net sales and a $2.1 million increase in other current assets for customer deposits and prepaids.
Investing Activities
For the year ended December 31, 2021, net cash used in investing activity was $6.3 million. This was due to $4.5 million in purchase of investments and $1.8 million in purchase of property and equipment and software.
For the year ended December 31, 2020 net cash used in investing activity was $1,381.6 million. This was due to the net cash outflow related to the Acquisition in January 2020.

Financing Activities
For the year ended December 31, 2021, net cash used in financing activities was $18.3 million. This was primarily driven by $20.1 million of principal payments on term debt, offset by $0.6 million of cash proceeds received from the issuance of common shares and $1.1 million cash proceeds received from exercise of employee stock options.
For the year ended December 31, 2020, net cash provided by financing activities was $1,264 million. This was primarily driven by $959.9 million from the issuance of common shares in connection with the Acquisition in January 2020 and additional issuance of shares in May 2020.

In connection with the Acquisition, on the Acquisition Date, we received cash proceeds of $450.0 million from the issuance by Olaplex, Inc. of term loans pursuant to the Original Credit Agreement. In addition, in December
2020, we received $350 million of proceeds from the issuance by Olaplex, Inc. of term loans pursuant to the Amendment to the Original Credit Agreement (as defined herein) and used the proceeds to fund the payment of a $470.0 million dividend to Penelope Group Holdings, which further distributed $470.0 million to holders of all of its Class A common units. Additional offsets to the issuance of the two debt instruments include payment of $15.6 million of debt issuance costs and $10.7 million in principal payments related to the Original Credit Agreement.
Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash, cash equivalents and cash generated from operations and draws on our 2020 Revolver (as defined herein) will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, and other commitments for at least the next 12 months.
If necessary, we may borrow funds under our 2020 Revolver (as defined herein) to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends, to a significant extent, on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in “Risk Factors” in the Annual Report. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to continue providing innovative products to our customers and consumers and manage production and our supply chain.
Credit Facility

On January 8, 2020, Olaplex, Inc. entered into a secured credit agreement (the “Original Credit Agreement”) consisting of a $450 million term loan facility (the “2020 Term Loan Facility”) and a $50 million revolving facility (the “2020 Revolver” and together with the Term Loan Facility, the “2020 Credit Facilities”), which includes a $10 million letter of credit sub-facility and a $5 million swingline loan facility. In addition, on December 18, 2020 Olaplex, Inc. entered into the Amendment to the Original Credit Agreement (the “Amendment” and together with the Original Credit Agreement, the “2020 Credit Agreement”) to increase the 2020 Term Loan Facility by $350 million and increase the Revolver capacity by $1 million to a revised $800 million Term Loan and a $51 million Revolver facility. The unused balance of the 2020 Revolver was $51 million as of December 31, 2021 and December 31, 2020.
The 2020 Term Loan Facility maturity date was January 8, 2026 and the loans made under the 2020 Term Loan Facility were secured by substantially all of our assets. Installment payments on the 2020 Term Loan Facility were required to be made in quarterly installments of $5,028,000, with the remaining balance due upon maturity. The 2020 Term Loan Facility could be prepaid at any time subject to a 2% or 1% penalty provision (with certain exceptions) if paid prior to July 8, 2021 and July 8, 2022, respectively, and is subject to mandatory prepayments with respect to (i) excess cash flow, which was defined as adjusted EBITDA less certain customary deductions, subject to certain threshold amounts of excess cash flow during the relevant period and percentage reductions of the prepayment amount upon the attainment of certain consolidated first lien net leverage ratio levels, (ii) certain non-ordinary course asset dispositions that result in net proceeds in excess of $2.5 million during the relevant measurement period, unless reinvested in accordance with the terms of the 2020 Credit Agreement within twelve months (with an additional 180 days to reinvest, if committed within 12 months) of receipt of such proceeds, or (iii) issuance of additional non permitted debt or certain refinancing debt.

Both the 2020 Revolver and the 2020 Term Loan Facility beared interest, at Olaplex, Inc.’s option, at either a rate per annum equal to (i) an adjusted LIBOR determined by reference to the cost of funds for U.S. dollar deposits (or any other applicable currency available under the 2020 Credit Agreement), as adjusted for statutory reserve requirements for the applicable interest period (with a 1.00% floor), plus an applicable margin ranging from 6.25% to 6.50% based on our consolidated first lien net leverage ratio or (ii) a base rate determined by reference to the highest of (x) the federal funds effective rate plus 0.5%, (y) the one-month LIBO rate plus 1.0% and (z) the prime rate, plus an applicable margin ranging from 5.25% to 5.50% based on our consolidated first lien net leverage ratio. The interest rate on both outstanding amounts under the 2020 Revolver and the outstanding 2020 Term Loan Facility was 7.5% per annum as of December 31, 2021 and December 31, 2020, respectively. The 2020 Revolver had a maturity date of January 8, 2025.
We incurred costs directly related to the 2020 Credit Facilities of $15.6 million, consisting primarily of lender fees of $13.5 million and third-party fees of $2.1 million during 2020. These fees, which were allocated between the 2020 Revolver and the 2020 Term Loan Facility and are recorded as a reduction of the carrying amount of non-current debt.
The 2020 Credit Facilities contained a number of covenants that, among other things, restricted our ability to (subject to certain exceptions) pay dividends and distributions or repurchase our capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The 2020 Credit Facilities also included reporting, financial and maintenance covenants that required us to, among other things, comply with certain consolidated secured net leverage ratios. As of December 31, 2021 and December 31, 2020, we were in compliance with our financial maintenance covenant.

Refinancing of the 2020 credit agreement

On February 23, 2022, Olaplex, Inc. refinanced the 2020 Credit Agreement with a seven-year $675 million senior-secured term loan facility (the “2022 Term Loan Facility”) and a five-year $150 million senior-secured revolving credit facility (the “2022 Revolver” and together with the 2022 Term Loan Facility, the “2022 Credit Facilities”), which includes a $25 million letter of credit sub-facility and a $25 million swingline loan sub-facility (collectively, the “2022 Credit Agreement”).The 2022 Credit Agreement replaced the Company’s Credit Agreement. Using proceeds from the Term Loans, Olaplex, Inc. repaid the outstanding borrowings under the Credit Agreement.
The 2022 Term Loan Facility maturity date is February 23, 2029 and the 2022 Revolver maturity date is February 23, 2027. Installment payments on the Term Loan are required to be made in quarterly installments of $1,687,500, with the remaining balance due upon maturity. The 2022 Term Loan Facility can be prepaid at any time subject to a 1% penalty provision (with certain exceptions) if paid prior to August 23, 2022, and is subject to mandatory prepayments with respect to (i) excess cash flow, which is defined as adjusted EBITDA less certain customary deductions, subject to a certain threshold amount of excess cash flow during the relevant period and percentage reductions of the prepayment amount upon the attainment of certain consolidated first lien net leverage ratio levels, (ii) certain non-ordinary course asset dispositions that result in net proceeds in excess of a certain threshold amount during the relevant measurement period, unless reinvested in accordance with the terms of the 2022 Credit Agreement within twelve months (with an additional 180 days to reinvest, if committed within 12 months) of receipt of such proceeds, or (iii) issuance of additional non permitted debt or certain refinancing debt.
Both the 2022 Revolver and the 2022 Term Loan Facility bear interest at rates based on the ratio of (i) Olaplex, Inc., and its subsidiaries’ consolidated first lien net indebtedness to (ii) Olaplex, Inc., and its subsidiaries’ consolidated adjusted EBITDA for applicable periods specified in the 2022 Credit Agreement (the “First Lien Leverage Ratio”). The interest rate per annum applicable to the loans under the 2022 Term Loan Facility and 2022 Revolver will be based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the election of Olaplex, Inc. from time to time, (1) a base rate determined by reference to the highest of (a) the rate of interest publicly announced by Goldman Sachs Bank USA (in its capacity as administrative agent under the 2022 Credit Agreement, the “Administrative Agent”) as its “prime rate” in effect at its principal office in New York City (or if the Administrative Agent has no “prime rate,” the rate last quoted by the Wall Street Journal as the “prime rate” or, if the Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the federal reserve board in federal reserve statistical release H.15 (519) as the “bank prime loan” rate or, if such rate is no longer quoted therein, any similar rate quoted therein or any similar release by the federal reserve board), (b) the greater of the (x) federal funds effective rate and (y) overnight bank funding rate, plus 0.50% and (c) one-month adjusted secured overnight financing rate (“SOFR”) plus 1.00%, (2) an adjusted SOFR determined by reference to the higher of (a) a rate equal to the SOFR in the form of a term rate published by the CME Term SOFR administrator (or any successor thereof) for an interest period of one, three or six months (or if such term rate is unavailable, a daily simple rate for an interest payment period of one, three or six months published by the federal reserve board of New York) two U.S. government securities business days prior to the commencement of such tenor (plus, solely with respect to the Term B

Loans, a credit spread adjustment of 0.10% for all such interest periods) and (b) 0.00%, with respect to the 2022 Revolver and, 0.50%, with respect to the 2022 Term Loan Facility, and (3) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate (“EURIBOR”) determined by reference to the higher of (a) the Euro interbank offered rate administered by the European Money Markets Institute (or any successor thereof) for a period equal to one, three, six, or, if available to all relevant affected Lenders, twelve months or a shorter period (as selected by Olaplex, Inc.) appearing on Reuters Screen EURIBOR01 Page (or otherwise on the Reuters screen) two target days prior to the commencement of the applicable interest period and (b) 0.00%. The 2022 Revolver and swingline loans (which must be in base rate) have applicable rates equal to (x) 2.75%, in the case of base rate loans, 3.75%, in the case of adjusted SOFR loans and 3.75%, in the case of EURIBOR loans, if the First Lien Leverage Ratio is greater than 1.20:1.00, and (y) 2.50%, in the case of base rate loans, 3.50%, in the case of adjusted SOFR loans and 3.50%, in the case of EURIBOR loans, if the First Lien Leverage Ratio is less than or equal to 1.20:1.00. Loans under the 2022 Term Loan Facility have applicable rates equal to (x) 2.75%, in the case of base rate loans, and 3.75%, in the case of adjusted SOFR loans, if the First Lien Leverage Ratio is greater than 1.20:1.00, and (y) 2.50%, in the case of base rate loans, and 3.50%, in the case of adjusted SOFR loans, if the First Lien Leverage Ratio is less than or equal to 1.20:1.00.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict Olaplex, Inc.’s ability to (subject to certain exceptions) (i) pay dividends and distributions or repurchase its capital stock, (ii) prepay, redeem, or repurchase certain indebtedness, (iii) incur additional indebtedness and guarantee indebtedness, (iv) create or incur liens, (v) engage in mergers, consolidations, liquidations or dissolutions, (vi) sell, transfer or otherwise dispose of assets, (vii) make investments, acquisitions, loans or advances and (viii) enter into certain transactions with affiliates. The 2022 Credit Agreement also includes, among other things, customary affirmative covenants (including reporting covenants) and events of default (including a change of control) for facilities of this type. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. Such affirmative and negative covenants and events of default are substantially similar to those contained in the refinanced Credit Agreement, subject to certain exceptions and thresholds set forth in the 2022 Credit Agreement. The 2022 Term Loan Facility and 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds, which is substantially the same as the collateral that secured the obligations under the refinanced Credit Agreement.
Tax Receivable Agreement
In connection with the Pre-IPO Reorganization, we entered into the Tax Receivable Agreement that provides the Pre-IPO Stockholders the right to receive future payments from us equal to 85% of the amount of cash savings, if any, in U.S. federal, state or local income tax that we or our subsidiaries realize (or are deemed to realize in certain circumstances) as a result of the utilization of certain tax attributes existing prior to the IPO, including tax basis in intangible assets and capitalized transaction costs relating to taxable years ending on or before the date of this offering (calculated by assuming the taxable year of the relevant entity closes on the date of the IPO), that are amortizable over a fixed period of time (including in tax periods beginning after this offering) and which are available to us and our wholly-owned subsidiaries (collectively, the “Pre-IPO Tax Assets”) and the making of payments under the Tax Receivable Agreement. These payment obligations are our obligations and not obligations of any of our subsidiaries and are not conditioned upon the Pre-IPO Stockholders maintaining a continued direct or indirect ownership interest in us.
We expect that we will be able to utilize the Pre-IPO Tax Assets to reduce the amount of tax that we and our subsidiaries would otherwise be required to pay in the future; however, the Tax Receivable Agreement will require us to pay the Pre-IPO Stockholders 85% of the resulting cash savings. If we did not enter into the Tax Receivable Agreement, we would be entitled to realize the full economic benefit of the Pre-IPO Tax Assets.
Although the actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors including the amount, character and timing of the Company’s and its subsidiaries’ taxable income in the future and the tax rates then applicable to us and our subsidiaries, we expect the payments that will be required to be made under the Tax Receivable Agreement will be substantial and to be funded out of working capital. See Note 10 to the consolidated financial statements included elsewhere in this Annual Report. Payments under the Tax Receivable Agreement may be significantly greater than the benefits we realize in respect of the Pre-IPO Tax Assets. Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement, (i) we expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $229.3 million over the 14-year period under the Tax Receivable Agreement and (ii) we expect payments to occur begin in 2022. Payments under the Tax Receivable Agreement are not conditioned upon the parties’ continued ownership of the Company. The Tax Receivable Agreement provides that interest, at a rate equal to LIBOR (or if LIBOR ceases to be published, a replacement rate with similar characteristics) plus 3%, accrues from the due date (without extensions) of the tax return to which the applicable tax benefits relate to the date of payment specified by the Tax Receivable Agreement.
In connection with the Reorganization Transactions, on September 29, 2021, we have recognized a liability of $232.9 million for the payments to be made under the Tax Receivable Agreement, which is accounted for as a reduction of additional paid-in capital on our consolidated balance sheet. Changes in the utilization of the Pre-IPO Tax Assets will impact the amount of the liability that will be paid pursuant to the Tax Receivable Agreement. Changes in the utilization of these Pre-IPO Tax Assets are recorded in income tax expense (benefit) and any changes in the obligation under the Tax Receivable Agreement is recorded in other income (expense). During the fourth quarter of 2021, we recognized other income of $3.6 million for a reduction to the liability for the Tax Receivable Agreement resulting primarily from an update to the blended state income tax rate used to measure the obligation. The adjusted liability as of December 31, 2021 is $229.3 million, of which $225.1 was recorded in long term liabilities and $4.2 million was recorded in current liabilities.
For purposes of the Tax Receivable Agreement, the amount of cash savings in U.S. federal, state or local income tax that we or our subsidiaries realize (or are deemed to realize in certain circumstances) as a result of the utilization of the Pre-IPO Tax Assets will be computed by comparing our actual U.S. federal, state and local income tax liability with our hypothetical liability had we not been able to utilize the Pre-IPO Tax Assets, taking into account several assumptions and adjustments. Payments under the Tax Receivable Agreement are expected to give rise to certain additional tax benefits. Any such tax benefits that we are deemed to realize under the terms of the Tax Receivable Agreement are covered by the Tax Receivable Agreement and will increase the amounts due thereunder.
The aggregate amount payable pursuant to the Tax Receivable Agreement is dependent in large part on the reduction in taxes that we would have been required to pay absent the existence of the Pre-IPO Tax Assets. As a result, changes in tax law, and in particular the tax rate applicable to U.S. corporations and the tax rules on the amortization and depreciation of assets, may materially impact the timing and amounts of payments by us to the Pre-IPO Stockholders pursuant to the Tax Receivable Agreement. Congress is considering a significant number of changes to U.S. tax laws, including an increase in the maximum tax rate applicable to U.S. corporations, which may materially increase our payment obligations to Pre-IPO Stockholders under the Tax Receivable Agreement.
Different timing rules apply to payments under the Tax Receivable Agreement to be made to holders that, prior to the completion of the IPO, held stock option (collectively, the “Award Holders”). Such payments will generally be deemed invested in a notional account rather than made on the scheduled payment dates, and the account will be distributed on the fifth anniversary of the IPO, together with an amount equal to the net present value of such Award Holder’s future expected payments, if any, under the Tax Receivable Agreement. Moreover, payments to holders of stock options that were unvested prior to the completion of the IPO are subject to vesting on the same schedule as such holder’s unvested stock options.
If we fail to make payment by the date specified by the Tax Receivable Agreement, the Tax Receivable Agreement generally provides for interest to accrue on the unpaid amount from the date so specified until the date of actual payment, at a rate equal to LIBOR (or if LIBOR ceases to be published, a replacement rate with similar characteristics) plus 5%, except under certain circumstances specified in the Tax Receivable Agreement where we are unable to make payment by such date, in which case interest would accrue at a rate equal to LIBOR (or if LIBOR ceases to be published, a replacement rate with similar characteristics) plus 3%.
Further, the Tax Receivable Agreement provides that (i) upon certain mergers, stock and asset sales, other forms of business combinations, (ii) upon certain sales or other divestitures, (iii) upon certain proceedings seeking liquidation, reorganization or other relief under bankruptcy, insolvency or similar law, event of default under certain of our indebtedness for borrowed money, or other Credit Event (as defined therein), (iv) upon a breach of any of our material obligations (that is not timely cured) under the Tax Receivable Agreement, or (v) or other Changes of Control (as defined therein) or if, at any time, we elect an early termination of the Tax Receivable Agreement, our payment obligations under the Tax Receivable Agreement will accelerate and may significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement. We will be required to make a payment intended to be equal to the present value of future payments (calculated using a discount rate equal to LIBOR (or if LIBOR ceases to be published, a replacement rate with similar characteristics) plus 1%, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions, including the assumption that we and our subsidiaries have sufficient taxable income and tax liabilities to fully utilize anticipated future tax benefits. In these situations, our, or a potential acquirer’s, obligations under the Tax Receivable Agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other Changes of Control.

These provisions of the Tax Receivable Agreement may result in situations where the Pre-IPO Stockholders have interests that differ from or are in addition to those of our other stockholders.
In addition, certain transactions by us could cause us to recognize taxable income (possibly material amounts of income) without a current receipt of cash. Payments under the Tax Receivable Agreement with respect to such taxable income would cause a net reduction in our available cash. For example, internal restructurings or reorganizations involving the intercompany sale or license of intellectual property rights, transactions giving rise to cancellation of debt income, the accrual of income from original issue discount or deferred payments, a “triggering event” requiring the recapture of dual consolidated losses, or “Subpart F” income would each produce income with no corresponding increase in cash. In these cases, we may use some of the Pre-IPO Tax Assets to offset income from these transactions and, under the Tax Receivable Agreement, would be required to make a payment to our Pre-IPO Stockholders even though we receive no cash corresponding to such income.
Payments under the Tax Receivable Agreement will be based in part on our reporting positions. The Pre-IPO Stockholders (or their transferees or assignees) will not reimburse us for any payments previously made under the Tax Receivable Agreement if such tax benefits are subsequently disallowed, although future payments would be adjusted to the extent possible to reflect the result of such disallowance and any excess payments made to any Pre-IPO Stockholder (or such Pre-IPO Stockholder’s transferees or assignees) will be netted against future payments that would otherwise be made under the Tax Receivable Agreement, if any, after our determination of such excess. As a result, in certain circumstances, the payments we are required to make under the Tax Receivable Agreement could exceed the cash tax savings we actually realize in respect of the attributes in respect of which the Tax Receivable Agreement required us to make payment.
Because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of our subsidiaries to make distributions to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for specified reasons, such payments will be deferred and will accrue interest at a rate equal to LIBOR (or if LIBOR ceases to be published, a replacement rate with similar characteristics) plus 3% at a rate equal to LIBOR (or if LIBOR ceases to be published, a replacement rate with similar characteristics) plus 3%, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.
Contractual Obligations and Commitments
The following table summarizes our material cash requirements from known contractual and other obligations as of December 31, 2021 (in thousands):

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
2020 Term Loan Facility debt (1)	$769,235	$20,112	$40,224	$708,899	$—
Interest on 2020 Term Loan Facility debt (2)	226,936	57,919	111,525	57,492	—
Related party payable pursuant to the tax receivable agreement (3)	229,279	4,157	33,258	33,258	158,606
Total contractual obligations (4)	$1,225,450	$82,188	$185,007	$799,649	$158,606
(1)Long-term debt payments include scheduled principal payments only.
(2)The 2020 Term Loan Facility was subject to variable interest rates. The weighted average interest rate of borrowings under the 2020 Term Loan Facility was 7.5% during the year ended December 31, 2021. Assumes annual interest rate of 7.5% on the 2020 Term Loan Facility over the term of the loan.
(3)Represents 85% of the estimated cash savings in U.S. federal, state or local that the Company realizes in its taxable income as a result of certain existing tax attributes as per the tax receivable agreement. The Company has not considered financing costs that may be incurred with respect to when tax receivable payments are due from the Company’s tax filing dates (with no extensions) to the actual filing of tax returns under extension. See Note 10 to the consolidated interim financial statements included elsewhere in this Annual Report.
(4)Does not reflect any borrowings under the 2020 Revolver. As of December 31, 2021, we had no outstanding borrowings under the 2020 Revolver. We were required to pay a commitment fee of 0.50% per annum on unused commitments under the Revolver.
Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates

Our consolidated financial statements included elsewhere in this Annual Report have been prepared in accordance with GAAP. The preparation of financial statements requires us to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. We evaluate our accounting policies, estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in the footnotes to our audited consolidated financial statements included elsewhere in this Annual Report.

Revenue Recognition

We recognize revenue when control of promised goods are transferred to a customer in an amount that reflects the consideration that we expect to receive in exchange for those goods. Control of the products that we sell are transferred at a point in time. Factors that determine the specific point in time a customer obtains control, and a performance obligation is satisfied, are when we have a present right to payment for the goods, whether the customer has physical possession and title to the goods, and whether significant risks and rewards of ownership have transferred. Delivery is typically considered to have occurred at the time the title and risk of loss passes to the customer. Revenue from transactions is generally recognized at a point in time based on the contractual terms with the customer.

In the normal course of business, we offer various incentives to customers such as sales discounts and other incentives and allowances, which give rise to variable consideration. The amount of variable consideration is estimated at the time of sale based on either the expected value method or the most likely amount, depending on the nature of the variability. We regularly review and revise, when deemed necessary, our estimates of variable consideration based on both customer-specific expectations as well as historical rates of realization.

Our terms of sale provide limited return rights, discounts and allowances. We record estimated sales returns, discounts, and miscellaneous customer claims as reductions to net sales at the time revenues are recorded. We base our estimates upon historical experience and trends, and upon approval of specific returns or discounts. Actual returns and discounts in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and discounts were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net sales in the period in which we made such determination.

Revenue from the sale of gift cards is initially deferred and recognized as a contract liability until the gift card is redeemed by the customer.

We have elected to account for shipping and handling as fulfillment activities and not as separate performance obligations. Shipping and handling fees billed to customers are included in net sales. All fulfillment activity costs are recognized as SG&A expenses at the time the related revenue is recognized. Sales taxes collected from customers and remitted directly to government authorities are excluded from net sales and cost of goods sold.

Inventory

Inventory is comprised primarily of finished goods and are stated at the lower of cost (average cost method) or estimated net realizable value. Cost is computed based on average historical costs. We allocate the amortization of our patented formulations to the carrying value of our finished goods. The carrying value of inventories is reduced for any excess and obsolete inventory. Excess and obsolete inventory reductions are determined based on assumptions about future demand and sales prices, estimates of the impact of competition, and the age of inventory. If actual conditions are less favorable than those previously estimated by management, additional inventory write-downs could be required. We realized a fair value step up adjustment of $44.7 million to finished goods inventory with respect to the Acquisition of the Olaplex business. We fair valued the inventory utilizing the comparative sales method applying historical selling prices reduced for remaining costs to sell and estimated profit on costs to complete and dispose of finished goods inventory.

Business Combinations

The purchase price of a business acquisition is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the business combination date. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Tangible and identifiable intangible assets acquired, and liabilities assumed as of the date of acquisition are recorded at the acquisition date fair value. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired requires us to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset.

The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for an acquisition, which may last up to one year from the acquisition date. During the measurement period, we may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to earnings.

Valuation of Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. We test for impairment of goodwill at our one reporting unit level annually at the beginning of the fourth quarter or whenever events or changes in circumstances indicate the carrying amount may be impaired. The goodwill impairment test consists of a comparison of the reporting unit’s fair value to its carrying value. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset, or reporting unit, is less than its carrying amount. If upon performing a qualitative assessment it indicates that the fair value of our reporting unit is less than its carrying amount, we perform a quantitative assessment.

If a quantitative assessment is performed, we utilize a combination of income and market approaches to estimate the fair value of our reporting unit. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for, the reporting units’ revenue growth rates, operating margins terminal growth rates, and discount rates, all of which require significant management judgment. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy (described in “Fair Value Measurements in Note 1, Organization and Significant Accounting Policies”). The market approach applies market multiples derived from the historical earnings data of selected guideline publicly traded companies to our reporting units’ businesses to yield a second assumed value of each reporting unit, which requires significant management judgement. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to our planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future.

Based on our qualitative assessment performed for our one reporting unit, we determined that it is more likely than not that the fair value is higher than its carrying value; therefore, the quantitative impairment test was not required and as such we did not record a goodwill impairment charge for the years ended December 31, 2021 and 2020.

Share-Based Compensation

The Company grants share-based options under the 2021 Plan which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance awards, and other stock-based awards to employees, directors and consultants of the Company and its subsidiaries. All outstanding options have been in the form of options to purchase common stock of Olaplex Holdings with vesting based on time-based service conditions. The time-based service options are eligible to vest over the requisite service period, subject to the option holder’s continued service through the applicable vesting date.

The Company previously granted share-based options under the 2020 Plan to employees and non-employees. As a result of the Pre-IPO Reorganization, all outstanding options to purchase shares of common stock of Penelope Holdings Corp. were converted into options to purchase shares of common stock of Olaplex Holdings, in each case with a corresponding adjustment to the exercise price that preserved the options’ spread value. The original time-based options that were converted are eligible to vest in five equal installments on the first five anniversaries from the vesting start date, subject to the option holder’s continued service through the applicable vesting date and are ratably expensed over a five-year service period from the original grant date. The performance-based options that were converted to time-based options to purchase common stock of Olaplex Holdings are eligible to vest in three equal installments on the first three anniversaries of the consummation of the IPO, subject to the option holder’s continued service through the applicable vesting date and are ratably expensed over a three-year service period.

The Company recognizes share-based compensation expense for employees and non-employees based on the grant-date fair value of share-based awards over the requisite service period. For awards that vest based on continued time-based service, share-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. The grant date fair value of share- based awards that contain time-based service conditions is estimated using the Black-Scholes option-pricing model. For awards with performance vesting conditions, the fair value is estimated using a Monte Carlo simulation model, which incorporates the likelihood of achieving the performance condition with compensation expense recognized over the requisite service period, which is the derived service period as determined by an independent valuator. Determining the fair value of share-based awards requires judgment. The assumptions used in these option-pricing models requires the input of subjective assumptions and are as follows:
•Fair value—For options granted prior to the IPO, the fair value of our underlying common stock was determined by our compensation committee based upon a number of objective factors that include comparable publicly traded peer groups plus comparable transactions. For options granted after the IPO, the fair value of the awards granted are determined using the closing price of the Company’s common stock on the grant date.
•Expected volatility—For options granted prior to the IPO, the expected volatility is based on historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the share-based option grants. For options granted after the IPO, the Company intends to continue to consistently apply the process using same or similar public companies until a sufficient amount of historical information regarding the volatility of its own share price becomes available.
•Expected term—For share-based options with only time-based service vesting conditions the expected term is determined using the simplified method, as discussed in SAB 104, which estimates the expected term using the contractual life of the option and the vesting period. For share-based options with performance conditions, the term is estimated in consideration of the time period expected to achieve the performance condition, the contractual term of the award, and estimates of future exercise behavior.
•Risk-free interest rate—The risk-free interest rate is based on the U.S. Department of the Treasury yield of treasury bonds with a maturity that approximates the expected term of the options.
•Expected dividend yield—The dividend yield is based on our current expectations of dividend payouts. Except for the 2020 Dividend, we have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

The determination of share-based compensation cost is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If factors change and different assumptions are used, share-based compensation expense could be significantly different.

Cash Settled Units

As a result of the Pre-IPO Reorganization, all cash-settled units of Penelope Holdings Corp. were converted into cash-settled units of the Company, in each case with a corresponding adjustment to the base price per unit that preserved the units’ spread value as follows:
•outstanding time-based cash-settled units of Penelope Holdings Corp. were converted into time-based cash-settled units of Olaplex Holdings, with a corresponding adjustment to the base price per unit that preserves the units’ spread value and the same time-based vesting schedule of five years that applied to the unit prior to the conversion; and
•outstanding performance-based cash-settled units of Penelope Holdings Corp. were converted into (i) time-based cash-settled units of Olaplex Holdings, with a corresponding adjustment to the base price per unit that preserves the units’ spread value, that are eligible to vest in equal installments on each of the first three anniversaries of the IPO, subject to (A) the unit holder’s continued service through the applicable vesting date and (B) the weighted average closing price per share of Olaplex Holdings’ common stock over the thirty (30) consecutive trading days ending on the day immediately prior to the applicable vesting date equaling or exceeding the IPO price of $21 per share on each applicable vesting date, and (ii) vested cash-settled units of Olaplex Holdings with a corresponding adjustment to the base price per unit that preserves the units’ spread value.

The cash-settled awards are liability awards and are fair valued at each reporting period. The determination of the fair value of cash settled units on the date of grant using a Black-Scholes formula and Monte Carlo simulation approach for the time and performance-based vesting options, respectively, is affected by the fair value of the underlying common stock. It is also affected by assumptions regarding a number of variables that are complex and generally require significant judgment. See Note 11 of the consolidated financial statements, respectively elsewhere in this Annual Report.

Income Taxes and Tax Receivable Agreement

The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes includes Federal, and state income taxes currently payable or receivable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.

The Company recognizes deferred tax assets to the extent it believes the assets are more likely than not to be realized. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and the results of recent operations. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The Company recognizes interest and penalties, if any, associated with tax matters (including UTPs) as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the Company’s consolidated balance sheet.

In the normal course of business, Olaplex and its subsidiaries are subject to examination by various taxing authorities, including the Internal Revenue Service in the U.S. We regularly assess the likelihood of assessments by tax authorities and provide for these matters as appropriate. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, intercompany arrangements and related transfer pricing, and tax credits among other items. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in material changes in our estimates.

Tax Receivable Agreement

Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement, (i) we expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $229.3 million over the 14-year period under the Tax Receivable Agreement and (ii) we expect material payments to occur beginning in 2023. Payments under the Tax Receivable Agreement are not conditioned upon the parties’ continued ownership of the company. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement.”
New Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report for information regarding new accounting pronouncements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of our business. This includes risk associated with interest rates and foreign exchange.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Facilities. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. Interest rate changes generally do not affect the market value of our 2022 Term Loan Facility; however, they do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2021, we had $769.2 million of outstanding variable rate loans under the 2020 Term Loan Facility. Based on our December 31, 2021 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would have caused an increase or decrease in interest cost related to our 2020 Term Loan Facility of approximately $7.7 million over the next 12 months.

Inflation
Inflationary factors such as increases in the cost of sales for our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and SG&A expenses as a percentage of net revenue if the selling prices of our products do not increase with these increased costs.
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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Olaplex Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Olaplex Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of Matter
As discussed in Note 1 to the financial statements, the Company consummated a common control reorganization transaction in October 2021. The Company’s common stock was adjusted retroactively to give effect to the one-for-675 exchange ratio in the reorganization transaction.
/s/ Deloitte & Touche LLP
Los Angeles, California
March 8, 2022
We have served as the Company's auditor since 2021

OLAPLEX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	December 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$186,388	$10,964
Accounts receivable, net of allowances of $8,231 and $1,362	40,779	14,377
Inventory	98,399	33,596
Other current assets	9,621	2,422
Total current assets	335,187	61,359
Property and equipment, net	747	34
Intangible assets, net	1,043,344	1,092,310
Goodwill	168,300	168,300
Deferred taxes	8,344	10,830
Other assets	4,500	—
Total assets	$1,560,422	$1,332,833

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$19,167	$16,815
Accrued expenses and other current liabilities	29,476	9,862
Current portion of long-term debt	20,112	20,112
Current portion of Related Party payable pursuant to Tax Receivable Agreement	4,157	—
Total current liabilities	72,912	46,789
Related Party payable pursuant to Tax Receivable Agreement	225,122	—
Long-term debt	738,090	755,371
Total liabilities	1,036,124	802,160

Contingencies (Note 14)

Stockholders’ equity (Notes 1 and 12):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 648,794,041 and 647,888,387 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	648	648
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	302,866	530,025
Retained earnings	220,784	—
Total stockholders’ equity	524,298	530,673
Total liabilities and stockholders’ equity	$1,560,422	$1,332,833

The accompanying notes are an integral part of these consolidated financial statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share amounts)

	For the years ended December 31,
	2021	2020
Net sales	$598,365	$282,250
Cost of sales:
Cost of product (excluding amortization)	116,554	96,611
Amortization of patented formulations	7,989	6,052
Total cost of sales	124,543	102,663
Gross profit	473,822	179,587
Operating expenses:
Selling, general, and administrative	98,878	37,170
Amortization of other intangible assets	40,790	39,825
Acquisition costs	—	16,499
Total operating expenses	139,668	93,494
Operating income	334,154	86,093
Interest expense	(61,148)	(38,645)
Other income (expense), net
Tax receivable agreement liability adjustment	3,615	—
Other expense, net	(1,012)	(190)
Total other income (expense), net	2,603	(190)
Income before provision for income taxes	275,609	47,258
Income tax provision	54,825	7,980
Net income	$220,784	$39,278
Comprehensive income	$220,784	$39,278
Net income per share:
Basic	$0.34	$0.06
Diluted	$0.32	$0.06
Weighted average common shares outstanding:
Basic	648,166,472	635,386,219
Diluted	689,923,792	636,819,975
The accompanying notes are an integral part of these consolidated financial statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(amounts in thousands, except number of shares)

	Common Stock
Stockholder’s Equity	Shares (Note 1)	Amount	Additional Paid in Capital	Retained Earnings	Total Equity
Balance - January 1, 2020
Issuance of common stock	647,888,387	$648	$959,220	$—	$959,868
Net income	—	—	—	39,278	39,278
Share-based compensation expense	—	—	1,527	—	1,527
Dividend payments	—	$—	$(430,722)	$(39,278)	$(470,000)
Balance – December 31, 2020	647,888,387	$648	$530,025	$—	$530,673
Issuance of common stock	236,255	—	633	—	633
Net income	—	—	—	220,784	220,784
Tax receivable agreement	—	—	(232,893)	—	(232,893)
Share-based compensation expense	—	—	3,963	—	3,963
Exercise of stock options	669,399	$—	$1,138	$—	$1,138
Balance – December 31, 2021	648,794,041	$648	$302,866	$220,784	$524,298

The accompanying notes are an integral part of these consolidated financial statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$220,784	$39,278
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Amortization of patent formulations	7,989	6,052
Amortization of other intangibles	40,790	39,825
Depreciation of fixed assets	162	—
Amortization of fair value of acquired inventory	—	44,721
Amortization of debt issuance costs	2,830	1,752
Deferred taxes	2,486	(4,428)
Tax receivable agreement liability adjustment	(3,615)	—
Share-based compensation expense	3,963	1,527
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(26,402)	(7,118)
Inventory	(63,724)	(14,242)
Other current assets	(7,199)	(2,094)
Accounts payable	2,352	14,865
Accrued expenses and other current liabilities	19,613	8,837
Net cash provided by operating activities	200,029	128,975

Cash flows from investing activities:
Purchase of property and equipment	(875)	(27)
Purchase of investment in nonconsolidated entity	(4,500)	—
Business acquisition, net of acquired cash	—	(1,381,582)
Purchase of software	(890)	—	—
Net cash used in investing activities	(6,265)	(1,381,609)

Cash flows from financing activities:
Dividend / distribution payments	—	(470,000)
Proceeds from the issuance of stock	633	959,868
Proceeds from exercise of stock options	1,138	—
Proceeds from Revolver	—	50,000
Principal payments of Term Loan	(20,111)	(10,653)
Payments of Revolver	—	(50,000)
Proceeds from the issuance of Term Loan	—	800,000
Payments of debt issuance costs	—	(15,617)
Net cash (used in) provided by financing activities	(18,340)	1,263,598

Net increase in cash and cash equivalents	175,424	10,964
Cash and cash equivalents - beginning of period	10,964	—
Cash and cash equivalents - end of period	$186,388	$10,964

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$33,812	$9,914
Cash paid during the year for interest	58,316	34,566
Supplemental disclosure of noncash activities:
Public offering and strategic transition costs included in accounts payable and accrued expenses	$243	$—
Increase in Related Party payable pursuant to Tax Receivable Agreement	232,893	—
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
COVID-19 — On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread and unprecedented impact of COVID-19 continues to create significant volatility, uncertainty and economic disruption. The Company’s operations and its financial results including net sales, gross profit, and selling, general, and administrative expenses were impacted by COVID-19 in 2020 and 2021, however the Company is unable to estimate the impact of COVID-19 on its operations.
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
Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) with all intercompany balances and transactions eliminated. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
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

For the periods prior to the Reorganization Transactions, Penelope and its subsidiaries, including Olaplex, Inc., are consolidated in the consolidated financial statements of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The 2021 and 2020 consolidated financial statements cover Olaplex, Inc. and its wholly owned subsidiary, Olaplex UK Limited, a private limited company incorporated in England and Wales. The accompanying 2021 and 2020 consolidated financial statements reflect the financial position, results of operations and comprehensive income, and cash flows of the Company and its wholly owned subsidiary on a consolidated basis. All intercompany account balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash balances at several high credit quality financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”). At times, such cash balances may be in excess of the $250 FDIC insurance limit. As of December 31, 2021 and December 31, 2020, the Company has cash equivalents of $186,388 and $10,964, respectively. The Company has not experienced any losses in such accounts.

Accounts Receivable – net

Accounts receivable are recorded at net realizable value. The Company has recorded an allowance for reductions to prices for agreed-upon deductions, including allowances for advertising, damages, promotions, and returns. As of both December 31, 2021 and December 31, 2020, this promotional allowance was $8,231 and $1,362 respectively. As of December 31, 2021 and December 31, 2020, the Company did not have an allowance for doubtful accounts. In arriving at this conclusion, the Company evaluated historical losses, age of receivables, adverse situations that may affect a customer’s ability to repay and prevailing economic conditions. The Company has generally not experienced difficulties collecting from customers in a timely manner.

Inventory

Inventory includes inventory that is saleable or usable in future periods and is stated at the lower of cost or net realizable value using the average cost method. Cost components include raw materials and finished goods. The finished goods are produced at third-party contract manufacturers. The Company allocates the amortized cost of its patented formulation to finished goods inventory. Management estimates an allowance for excess and obsolete inventory based on a calculation of excess on hand quantities of slow-moving inventory. As of December 31, 2021 and December 31, 2020, there was no allowance for excess and obsolete inventory.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Under the acquisition method of accounting, the total consideration transferred in connection with the acquisition is allocated to the tangible and intangible assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree based on their fair values. Goodwill acquired in connection with business combinations represents the excess of consideration transferred over the net tangible and identifiable intangible assets acquired. The acquired goodwill is deductible for income tax purposes. Certain assumptions and estimates are employed in evaluating the fair value of assets acquired and liabilities assumed. These estimates may be affected by factors such as changing market conditions, or changes in regulations governing the industry. The most significant assumptions requiring judgment involve identifying and estimating the fair value of intangible assets and the associated useful lives for establishing amortization periods. To finalize purchase accounting for significant acquisitions, the Company utilizes the services of independent valuation specialists to assist in the determination of the fair value of acquired tangible and intangible assets.

The purchase price allocations for business combinations completed are prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available about facts and circumstances that existed as of the acquisition date during the respective measurement period (up to one year from the respective acquisition date). Changes in the fair value of assets and liabilities recognized at fair value on the acquisition date that result from events that occur after the acquisition date are re-measured to fair value at future reporting dates with changes recognized in earnings. The Company includes the results of operations of the businesses acquired as of the acquisition dates.

Costs that are incurred to complete the business combination such as legal and other professional fees are not considered part of consideration transferred and are charged to operating expenses as they are incurred.

Goodwill and Intangible Assets

Goodwill is calculated as the excess of the purchase consideration paid in the acquisition of a business over the fair value of the identifiable assets acquired and liabilities assumed.

Goodwill is reviewed annually at the beginning of the fourth quarter for impairment, at the reporting unit level, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. A reporting unit is an operating segment or a component of an operating segment. When testing goodwill for impairment, the Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If factors indicate that the fair value of the asset is less than its carrying amount, the Company will perform a quantitative test by determining the fair value of the reporting unit. The estimated fair value of the reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates, including discount rate, growth rate, and future financial performance. Valuations of similar public companies may also be evaluated when assessing the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference. The Company manages its business on the basis of three operating segments that are aggregated into one reportable segment given the operating segments have similar economic characteristics, classes of consumers, products, production, distribution methods, and operate in the same regulatory environments. The reportable segment is used for the purposes of impairment testing.

Definite-lived intangible assets are amortized over their estimated useful lives, which represents the period over which the Company expects to realize economic value from the acquired assets, using the economic consumption method if anticipated future net sales can be reasonably estimated. The straight-line method is used when future net sales cannot be reasonably estimated. The following provides a summary of the estimated useful lives by category of asset.

Brand name	25 years
Customer relationships	20 years
Patented formulations	15 years
Software	3 years

Impairment of Long-Lived Assets

The Company reviews long-lived tangible and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate it utilizes to evaluate potential investments. No tangible and intangible asset impairment was recorded for fiscal years ended December 31, 2021 and December 31, 2020.

Fair value measurements are based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement. Significant changes in the underlying assumptions used to value long-lived assets could significantly increase or decrease the fair value estimates used for impairment assessments.

Debt Issuance Costs

Original issue discount costs and third-party issue costs incurred in connection with the issuance of long-term debt are deferred and amortized over the life of the associated debt instrument on a straight-line basis, in a manner that approximates the effective interest method. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from the long-term debt. As of December 31, 2021 and December 31, 2020, the Company had $11,033 and $13,864 of unamortized deferred financing costs related to its credit facilities.

Property and Equipment

Property and equipment are stated at historical cost net of accumulated depreciation. The cost of assets sold or retired, and the related accumulated depreciation, are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in operating results for the period.

Estimated useful lives of the Company’s assets are as follows:

Molds	3-5 years
Motor Vehicles	5 years
Furniture and fixtures	3-7 years

Deferred Revenue

Amounts received from international customers in the form of cash pre-payments to purchase goods are recorded as deferred revenue for contract liabilities until the goods are shipped. Unredeemed gift cards are recorded as deferred revenue. Deferred revenue balance was $5,022 and $2,314 as of December 31, 2021 and December 31, 2020, respectively ( see Note 8 to the consolidated financial statements). Customer pre-payments and gift cards are included as accrued expenses and other current liabilities. Deferred revenue is included as accrued expenses and other current liabilities on the accompanying Consolidated Balance Sheets
Foreign Currency Transactions

Assets and liabilities denominated in foreign currencies are converted to the functional currency at the applicable current rates, including the Company’s subsidiary, Olaplex UK, whose functional currency is in US dollars. All revenues and expenses associated with foreign currencies are converted at the rates of exchange prevailing when such transactions occur. The resulting exchange loss or gain is reflected in foreign currency exchange loss or gain recorded in other expense, net in the accompanying statements of operations and comprehensive loss. Foreign exchange losses were ($1,027) and ($129) for the years ended December 31, 2021 and December 31, 2020, respectively. Activity for comprehensive income is not applicable for periods presented.

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

The gross carrying amount of the Company’s long-term debt, before reduction of the debt issuance costs, approximates its fair values as the stated rate approximates market rates for loans with similar terms as of December 31, 2021 and December 31, 2020.

Offering Costs

During the third quarter of 2021, the Company completed the IPO. For the year ended December 31, 2021, the Company expensed offering and related strategic transition costs of $8,488, in the statement of operations and comprehensive income under selling, general and administrative expenses.

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Utilizing this criteria, the Company manages its business on the basis of three operating segments that are aggregated into one reportable segment given the operating segments have similar economic characteristics, classes of consumers, products, production, distribution methods, and operate in similar regulatory environments.

Revenue Recognition

The Company derives its revenue through the sale of its specialty hair care products. The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which provides a five-step model for recognizing revenue from contracts with customers as follows:

•Identify the contract with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when or as performance obligations are satisfied

The Company recognizes revenue in the amount that reflects the consideration that the Company expects that it will be entitled to in exchange for transferring goods to its customers. Net sales are comprised of the transaction price from sales of products less expected allowances, including allowances for advertising, damages, promotions, discounts, and return rights. These provisions are estimated based on agreed-upon terms and the Company’s historical experience and are recorded as a reduction to sales and accounts receivable in the same period the related sales are recorded. The Company experienced immaterial returns during the years ended December 31, 2021 and December 31, 2020.

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the customers based on the terms of sale. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and the risks and rewards of ownership of the goods has been transferred to the customer. Generally, revenue from sales of merchandise to customers are recognized at a point in time, based on customer agreements and is recorded in the period the product is shipped or delivered in accordance with the shipping terms. For the Company’s Olaplex.com website transactions, revenue is recognized upon delivery to customers. The Company’s professional and retail distributors consist of local and international customers. Payments from international customers are due in advance. The Company records deferred revenue for contract liabilities from contracts with customers in which the customer prepays for the order. US-based customers billings are invoiced and typically due within days set per the internal policy.

The Company has elected to account for shipping and handling as fulfillment activities and not as a separate performance obligation. As of December 31, 2021 and December 31, 2020, other than accounts receivable, the Company has no material contract assets. The Company has contract liabilities of $5,022 consisting of customer transit orders, deposits, and unredeemed gift cards with opening contract liabilities of $2,314 recognized as net sales in 2021. The Company has contract liabilities of

$2,314 consisting of customer transit orders, deposits, and unredeemed gift cards with opening contract liabilities of $1,181 recognized as net sales in 2020.

Sales tax, when applicable, that is collected in connection with revenue transactions is withheld and remitted to the respective taxing authorities. Shipping and fulfillment costs charged to customers are included as revenue in total net sales. Shipping costs incurred by the Company to ship between third-party manufacturers and warehouses are capitalized to inventory and included in cost of sales. Shipping and fulfillment costs incurred by the Company to ship to customers are included in selling, general, and administrative expenses.

The Company elected to record revenue net of sales and excise taxes collected by customers, all of which the Company has the primary responsibility to pay and remit to taxing authorities. Taxes are excluded from the transaction price.

The Company elected not to disclose revenue related to remaining performance obligations for partially completed or unfulfilled contracts that are expected to be fulfilled within one year as such amounts are deemed to be insignificant.

Cost of Sales

Cost of sales includes the aggregate costs to procure the Company’s products, including the amounts invoiced by third-party contract manufacturers and suppliers for finished goods, as well as costs related to transportation to distribution centers, amortization of the patented formulations, and amortization of the fair value step-up of inventory.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses primarily consist of personnel-related expenses, including salaries, bonuses, fringe benefits and share-based compensation expense, marketing and digital expenses, warehousing, fulfillment, and distribution costs, costs related to merchandising, product development costs, and depreciation of property and equipment.

Income Taxes

The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes includes Federal, and state income taxes currently payable or receivable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.

The Company recognizes deferred tax assets to the extent it believes the assets are more likely than not to be realized. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and the results of recent operations. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The Company recognizes interest and penalties, if any, associated with tax matters (including UTPs) as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the Company’s consolidated balance sheet.

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. Although the Company deposits its cash with creditworthy financial institutions, its deposits, at times, may exceed federally insured limits. To date, the Company has not experienced any losses on it cash deposits.

The Company extends credit to customers in certain industries, such as retail, which may be affected by changes in economic or other external conditions. Three of the Company’s customers represented 33%, and 31% of total net sales for the years ended December 31, 2021 and December 31, 2020, respectively. Three of the Company’s customers represents 42% and 45% of accounts receivable as of December 31, 2021 and December 31, 2020, respectively. The Company has not experienced any bad debt losses due to this concentration. No other customers individually have greater than 10% of total net sales or accounts receivable.

The Company purchases its inventories for certain product categories from a small number of vendors. Three of the Company’s vendors, of which one is also one of their contract manufacturers, represented 73% and 79% of the Company’s inventory purchases for the years ended December 31, 2021 and December 31, 2020, respectively. These same vendors represented 68% and 52% of accounts payable as of December 31, 2021 and December 31, 2020, respectively. No other vendor individually has greater than 10% of total inventory purchases or accounts payable.

Marketing and Advertising

The Company expenses marketing and advertising costs as incurred. Selling, general, and administrative expenses include marketing and advertising expenses of $11,137, and $2,521 for the years ended December 31, 2021 and December 31, 2020, respectively, in the accompanying consolidated statements of operations and comprehensive income.

Shipping and Fulfillment

Shipping and fulfillment costs incurred by the Company to ship to customers are expensed as incurred and are included in selling, general, and administrative expenses. Shipping and fulfillments costs are $12,183, and $4,126 for the years ended December 31, 2021 and December 31, 2020, respectively, in the accompanying consolidated statements of operations and comprehensive income.

Share-Based Compensation

Share-based compensation options granted to employees, non-employees and directors are measured at fair value at the respective grant dates and recognized as share-based compensation expense. Share-based compensation expense equal to the fair value of time-based service options that are expected to vest is estimated using the Black-Scholes model and recorded over the period the grants are earned, which is the requisite service period.

The Company uses a Monte Carlo option-pricing model to estimate the fair value of its performance-based options. This model requires the use of highly subjective and complex assumptions including volatility and expected option life. The costs relating to share-based compensation expense are recognized in selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income, and forfeitures are recognized and accounted for as they occur. There were no performance-based options outstanding as of December 31, 2021.

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

Tax Receivable Agreement

As part of the IPO, we entered into the Tax Receivable Agreement under which generally we will be required to pay to the Pre-IPO Stockholders 85% of the cash savings, if any, in U.S. federal, state or local tax that we actually realize on our taxable income following the IPO (or are deemed to realize in certain circumstances) as a result of (i) certain existing tax attributes, including tax basis in intangible assets and capitalized transaction costs relating to taxable years ending on or before the date of the IPO (calculated by assuming the taxable year of the relevant entity closes on the date of the IPO), that are amortizable over a fixed period of time (including in tax periods beginning after the IPO) and which are available to us and our wholly-owned subsidiaries, and (ii) tax benefits attributable to payments made under the Tax Receivable Agreement, together with interest accrued at a rate equal to LIBOR (“London Interbank Offered Rate”) (or if LIBOR ceases to be published, a replacement rate with similar characteristics) plus 3% from the date the applicable tax return is due (without extension) until paid. Under the Tax Receivable Agreement, generally we will retain the benefit of the remaining 15% of the applicable tax savings.

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
In February 2016, the Financial Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The guidance in this ASU supersedes the leasing guidance in “Leases (Topic 840).” Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted this accounting standard on January 1, 2022. Adoption of this standard did not have a material impact on its consolidated financial statements.
Recent Accounting Guidance Not Yet Adopted

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

	For the Twelve Months Ended
	December 31, 2021	December 31, 2020
Net sales by Channel:
Professional	$259,009	$156,199
Specialty retail	175,799	50,718
DTC	163,557	75,333
Total Net sales	$598,365	$282,250
Revenue by major geographic region is based upon the geographic location of customers who purchase our products. During the twelve months ended December 31, 2021 and December 31, 2020 our net sales to consumers in the United States and International regions were as follows:

	For the Twelve Months Ended
	December 31, 2021	December 31, 2020
Net sales by Geography:
United States	$344,656	$149,272
International	253,709	132,978
Total Net sales	$598,365	$282,250
United Kingdom (“U.K”) net sales for the twelve months ended December 31, 2021 and December 31, 2020 were 14% and 17% of total net sales, respectively. No other International country exceeds 10% of total net sales.
NOTE 4 - INVENTORY
Inventory as of December 31, 2021 and December 31, 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Raw materials	$20,852	$7,773
Finished goods	77,547	25,823
Inventory	$98,399	$33,596

NOTE 5 - INVESTMENT IN NONCONSOLIDATED ENTITY

Our investment in and advances to our nonconsolidated entity as of December 31, 2021 represents our investment in a limited liability company. We do not control or have significant influence over the operating and financial policies of this affiliate.

We account for this investment using the cost method and adjust only for other than temporary declines in fair value, additional investments, plus or minus changes from observable price changes in orderly transactions or distributions deemed to be a return of capital. Our investment is classified as a long-term asset in our consolidated balance sheet and consists of the following:

	December 31, 2021	December 31, 2020
Capital contributions, net of distributions and impairments	$4,500	$—
Total investments in and advances to nonconsolidated affiliate	$4,500	$—
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
Costs related to the Acquisition are expensed as incurred. In connection with the Acquisition, the Company recorded transaction expenses totaling $16,499 for the year ended December 31, 2020, within the consolidated statements of operations and comprehensive income.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised of the following:

	December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated amortization	Net carrying amount
Brand name	25 years	$952,000	$(75,314)	$876,686
Product formulations	15 years	136,000	(17,932)	118,068
Customer relationships	20 years	53,000	(5,241)	47,759
Software	3 years	890	(59)	831
Total finite-lived intangibles		1,141,890	(98,546)	1,043,344
Goodwill	Indefinite	168,300		168,300
Total goodwill and other intangibles		$1,310,190	$(98,546)	$1,211,644
Amortization of finite-lived intangible assets was $49,856 for the twelve months ended December 31, 2021, and $48,690 for the twelve months ended December 31, 2020. The amortization of brand name and customer relationships of $40,730 and $39,825 for the twelve months ended December 31, 2021 and 2020, respectively, is recorded in the consolidated statements of operations and comprehensive income.

The amortization for patented formulations for the twelve months ended December 31, 2021 is $9,067. The Company expensed $7,989 of patent amortization in cost of sales for the twelve months ended December 31, 2021 with $1,078 capitalized to inventory.

The amortization for patented formulations for the twelve months ended December 31, 2020 is $8,865. The Company expensed $6,052 of patent amortization in cost of sales for the twelve months ended December 31, 2021 with $2,813 capitalized to inventory.

	December 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated amortization	Net carrying amount
Brand name	25 years	$952,000	$(37,234)	$914,766
Product formulations	15 years	136,000	(8,865)	127,135
Customer relationships	20 years	53,000	(2,591)	50,409
Total finite-lived intangibles		1,141,000	(48,690)	1,092,310
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,309,300	$(48,690)	$1,260,610

The estimated future amortization expense related to the finite-lived intangible assets as of December 31, 2021, is as follows:

Year ending December 31
2022	$50,152
2023	$50,152
2024	$49,916
2025	$49,797
2026	$49,797
Thereafter	$793,530
Total	$1,043,344
NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of December 31, 2021 and December 31, 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Deferred revenue	$5,022	$2,314
Accrued sales and income taxes	12,144	3,100
Accrued other	6,008	2,931
Payroll liabilities	6,302	1,517
Accrued expenses and other current liabilities	$29,476	$9,862
NOTE 9 - LONG-TERM DEBT
Debt consisted of the following on December 31, 2021:

	January 2020 Credit Agreement	December 2020 Amendment	Total
Long-term debt
Original term loan borrowing	$430,312	$338,923	$769,235
Debt issuance costs	(6,986)	(4,047)	(11,033)
Total term loan debt	423,326	334,876	758,202
Less: Current portion	(11,250)	(8,862)	(20,112)
Long-term debt, net of current portion	$412,076	$326,014	$738,090
Debt consisted of the following on December 31, 2020:

	January 2020 Credit Agreement	December 2020 Amendment	Total
Long-term debt
Original term loan borrowing	$441,562	$347,785	$789,347
Debt issuance costs	(8,810)	(5,054)	(13,864)
Total term loan debt	432,752	342,731	775,483
Less: Current portion	(11,250)	(8,862)	(20,112)
Long-term debt, net of current portion	$421,502	$333,869	$755,371
On January 8, 2020, Olaplex, Inc. entered into a secured credit agreement (the “Original Credit Agreement”), consisting of a $450,000 term loan facility (the “2020 Term Loan Facility”) and a $50,000 revolving facility (the “2020 Revolver” and together with the Term Loan Facility, the “2020 Credit Facilities”), which included a $10,000 letter of credit sub-facility and a $5,000 swingline loan sub-facility. In addition, on December 18, 2020, Olaplex, Inc. entered into a First Incremental

Amendment to the Credit Agreement (the “Amendment,” and together with the Original Credit Agreement, the “2020 Credit Agreement”) to increase the 2020 Term Loan Facility by $350,000 and increase the Revolver capacity by $1,000 to a revised $800,000 Term Loan Facility and $51,000 Revolver. The unused balance of the Revolver as of December 31, 2021 and December 31, 2020 was $51,000.

Under the Original Credit Agreement, Olaplex, Inc. incurred original issue discount (“OID”) costs of $10,000, and $527 of third-party issue costs. In connection with the incremental borrowing pursuant to the Amendment, Olaplex, Inc. incurred OID costs of $3,500 and $1,590 of third-party issue costs.

The interest rate on outstanding debt under the 2020 Term Loan Facility was 7.5%. The interest rates for all facilities are calculated based upon Olaplex, Inc.’s election between the published LIBOR rate at time of election plus an additional interest rate spread, or the Alternate Base Rate plus an additional interest rate spread. As of December 31, 2021 and December 31, 2020, there was no balance outstanding under the 2020 Revolver, including letters of credit and swingline loans. Interest expense, inclusive of debt amortization was $61,148 and $38,645 for the twelve months ended December 31, 2021 and December 31, 2020, respectively, and was recorded in interest expense, net in the consolidated statements of operations and comprehensive income.
The 2020 Credit Agreement included reporting, financial, and maintenance covenants that require, among other things, for Olaplex, Inc. to comply with certain maximum secured leverage ratios, which Olaplex, Inc. was in compliance with on December 31, 2021 and December 31, 2020. Substantially all the assets of Olaplex, Inc. constitute collateral under the 2020 Term Loan Facility and 2020 Revolver facilities.
On February 23, 2022, Olaplex, Inc., an indirect wholly owned subsidiary of Olaplex Holdings, Inc., together with Penelope Intermediate Corp. acting as the parent guarantor, entered into a Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”), by and among Olaplex, Inc., Penelope Intermediate Corp, Goldman Sachs Bank USA (“Goldman Sachs”), as administrative agent (the “Administrative Agent”), collateral agent and swingline lender, and each lender and issuing bank from time to time party thereto (the “Lenders”). The 2022 Credit Agreement refinanced the 2020 Credit Agreement with a seven-year $675,000 senior-secured term loan facility (the “2022 Term Loan Facility”)and a five-year $150,000 senior-secured revolving credit facility (the “2022 Revolver” and together with the 2022 Term Loan Facility, the “2022 Credit Facilities”), which includes a $25,000 letter of credit sub-facility and a $25,000 swingline loan sub-facility. The 2022 Credit Agreement replaced Olaplex, Inc.’s 2020 Credit Agreement.
The Term Loan bears interest at a rate of Adjusted one-month adjusted secured overnight financing rate “SOFR” (subject to a 0.50% floor) + initially 3.75% per annum (with a 0.25% leverage based step-down, tied to achieving a first lien net leverage ratio of 1.20x), and matures on February 23, 2029. The Revolving Facility bears interest at a rate of Adjusted SOFR for dollar denominated borrowings (subject to a 0% floor) + initially 3.75% (with a 0.25% leverage based step-down, tied to achieving a first lien net leverage ratio of 1.20x), and matures on February 23, 2027.
The Term Loans are repayable in mandatory quarterly installments equal to $1,688, with the balance payable at maturity. The Revolving Credit Facility matures on February 23, 2027.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict Olaplex, Inc.’s ability to (subject to certain exceptions) (i) pay dividends and distributions or repurchase its capital stock, (ii) prepay, redeem, or repurchase certain indebtedness, (iii) incur additional indebtedness and guarantee indebtedness, (iv) create or incur liens, (v) engage in mergers, consolidations, liquidations or dissolutions, (vi) sell, transfer or otherwise dispose of assets, (vii) make investments, acquisitions, loans or advances and (viii) enter into certain transactions with affiliates. The 2022 Credit Agreement also includes, among other things, customary affirmative covenants (including reporting covenants) and events of default (including a change of control) for facilities of this type. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the Revolving Credit Facility. Such affirmative and negative covenants and events of default are substantially similar to those contained in the 2020 Credit Agreement, subject to certain exceptions and thresholds set forth in the 2022 Credit Agreement. The Credit Facilities are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds, which is substantially the same as the collateral that secured the obligations under the 2020 Credit Agreement.
Olaplex, Inc. must pay the Administrative Agent a quarterly commitment fee based upon the product of (i) the applicable rate as described below and (ii) the average daily amount of the unused revolving commitments. Olaplex, Inc. also must pay the issuing banks fees based upon the amount available to be drawn under such letters of credit.

The applicable rate under the Credit Facilities with respect to the commitment fee described in the immediately preceding paragraph is equal to (x) 0.50% if the First Lien Leverage Ratio is greater than 1.20:1.00, (y) 0.375% if the First Lien Leverage Ratio is less than or equal to 1.20:1.00 but greater than 0.70:1.00, and (z) 0.25% if the First Lien Leverage Ratio is less than or equal to 0.70:1.00.
NOTE 10 - INCOME TAXES

The Company’s breakdown of its income before provision for income taxes for the years ended December 31, 2021 and 2020 is as follows:

December 31, 2021	December 31, 2020

United States	$275,554	$47,221
Foreign	55	37
Total income before taxes	$275,609	$47,258

The components of the provision for (benefit from) income taxes were as follows:

	December 31, 2021	December 31, 2020
Current provision:
Federal	$44,660	$11,314
State & Local	7,668	1,079
Foreign	11	15
Total current provision	52,339	12,408
Deferred provision:
Federal	2,772	(4,204)
State & Local	(286)	(224)
Foreign	—	—
Total deferred provision	2,486	(4,428)
Total provision for income taxes	$54,825	$7,980

Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred Tax Assets:	December 31, 2021	December 31, 2020
Inventory adjustments	$661	$258
Capitalized transaction costs	3,016	3,218
Deferred revenue	1,061	172
Accrued expenses and other current liabilities	3,102	637
Share-based compensation	397	321
Intangible assets	6,410	8,549
Total Deferred Tax Assets	14,647	13,155

Deferred Tax Liabilities:
Goodwill	4,675	2,264
Other current assets	1,256	61
Fixed assets	372	—
Total Deferred Tax Liabilities	6,303	2,325
Net Deferred Tax Assets	$8,344	$10,830

The following table provides a reconciliation between the U.S. federal statutory rate and the Company’s effective tax rates for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
U.S. federal statutory income tax rate	21.0%	21%
Foreign derived intangible income deduction	(3.0)%	(5.2)%
State and local income taxes, net of federal benefit	2.6%	1.8%
Share based compensation	(1.2)%	—%
Other	0.5%	(0.7)%
Effective Tax Rate	19.9%	16.9%

In 2021 and 2020, the effective tax rate was lower than the U.S. federal statutory tax rate primarily due to the foreign derived intangible income deduction (“FDII”) and excess tax benefits associated with share-based compensation, offset by the effect of state and local income taxes. The FDII deduction results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate.

The Company assesses positive and negative evidence for each jurisdiction to determine whether it is more likely than not that existing deferred tax assets will be realized. As of December 31, 2021 and 2020, no valuation allowance was recorded as the Company has concluded that its net deferred tax assets are more likely than not to be realized.

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority based on the technical merits. The Company had no uncertain tax positions as of December 31, 2021 and 2020 and does not expect any significant change in its unrecognized tax benefits within the next 12 months.

On March 27, 2020, the U.S. Federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act was an emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contained numerous income tax provisions. The Company did not avail itself of any of the elective provisions of the CARES Act, including the Payroll Protection Program or Employee Protection Credit incentives, or payroll tax deferral. The CARES Act did not have a material impact on the Company’s consolidated financial statements.

In the normal course of business, the Company and its subsidiaries may be examined by various taxing authorities, including the Internal Revenue Service in the U.S. As of December 31, 2021, the Company remained subject to examination in the U.S. and U.K. for the 2021 and 2020 tax years.

Tax Receivable Agreement

Based on current tax laws and assuming that the Company earns sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement, (i) we expect that future payments under the Tax Receivable Agreement relating to certain tax benefits related to certain existing tax attributes, including tax basis in intangible assets and capitalized transaction costs relating to taxable years ending on or before the date of the IPO (calculated by assuming the taxable year of the relevant entity closes on the date of the IPO), that are amortizable over a fixed period of time (including in tax periods beginning after this offering) and which are available to the Company and its wholly-owned subsidiaries could aggregate to $229,279 over the 14-year period under the Tax Receivable Agreement and (ii) we expect material payments to occur beginning in 2023. Payments under the Tax Receivable Agreement are not conditioned upon the parties’ continued ownership of the Company. The Tax Receivable payment obligation was recorded as of September 30, 2021 as a non-current liability of $232,893 on the consolidated balance sheet with a corresponding decrease in Additional paid-in capital. During the fourth quarter of 2021, the Company recognized other income of $3,615 for a reduction to the liability for the Tax Receivable Agreement resulting primarily from an update to the blended state income tax rate used to measure the obligation. As of December 31, 2021, the adjusted liability which is not inclusive of any interest that may be incurred depending on the timing of the tax filings is $229,279, $4,157 of which has been classified as a current liability on the consolidated balance sheet as it is expected to be settled within one year. The remaining balance of $225,122 is classified as a non-current liability on the consolidated balance sheet.
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

As of December 31, 2021, a total of 92,292,025 shares have been authorized for issuance under the 2020 Plan and 2021 Plan, with 44,955,647 remaining available to grant under the 2021 Plan and no shares available for issuance under the 2020 Plan. As of December 31, 2021, there were outstanding options to purchase an aggregate of 46,666,979 shares with 46,253,901 shares outstanding under the 2020 Plan and 413,078 shares outstanding under the 2021 Plan. As of December 31, 2021, there were options to purchase an aggregate of 2,430,480 shares with 2,362,500 shares forfeited under the 2020 Plan and 67,980 shares forfeited under the 2021 Plan.

Share-based compensation expense for the twelve months ended December 31, 2021 of $3,963 was recognized in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income. As of December 31, 2021, the Company had not recognized compensation costs on unvested share-based options of $11,638 with a weighted average remaining recognition period of 3.31 years.

Share-based compensation expense for the twelve months ended December 31, 2020 of $1,527 was recognized in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. As of December 31, 2020, the Company had not recognized compensation costs on unvested share-based options of $9,625 with a weighted average remaining recognition period of 4.39 years for time-based and 3.53 for performance-based options.

Time-based service options

The following table summarizes the activity for options that vest solely based upon the satisfaction of a time-based service condition shown on a converted basis to reflect the Reorganization Transactions for all periods as follows:

	Year Ended December 31, 2021				Year Ended December 31, 2020
	Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate intrinsic value	Weighted Average Contractual Term (Years)	Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate intrinsic value	Weighted Average Contractual Term (Years)
Beginning balance	15,997,500	$0.88	$26,780	10	—	$—	$—
Granted	3,077,783	6.17			15,997,500	0.88
Cancelled/Forfeited	(1,417,980)	2.10			—	—
Converted Performance to Time-Based	25,363,800	0.92			—	—
Exercised	(333,585)	$1.49	$8,138	10	—	$—
Outstanding	42,687,518	$1.24	$798,404	10	15,997,500	$0.88	$26,780	10
Vested and Exercisable	2,595,915	$0.80	$73,553	10	—	$—	—

The total fair value of options vested during the December 31, 2021 year ended was $1,567. The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option.

Additional information relating to time-based service options is as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Share-based compensation expense	$2,101	$1,098
Weighted-average grant date fair value of options granted (per share)	$0.73	$0.54

The fair value of time-based options granted were calculated using the following assumptions:

	Year Ended
	December 31, 2021	December 31, 2020
Expected term (years)	6.25 - 7.00	6.50
Expected volatility (%)	25 - 30	30
Risk-free interest rate (%)	1.07 - 1.62	0.37 - 1.87
Expected dividend yield (%)	—	—

Performance-based options
The following table summarizes the activity for options that vest based upon the satisfaction of a performance condition as follows:

	Year Ended December 31, 2021				Year Ended December 31, 2020
	Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Term (Years)	Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate intrinsic value	Weighted Average Contractual Term (Years)
Beginning balance	28,732,050	$0.81	$50,183	10	—	$—	$—
Granted	1,959,525	3.19			28,732,050	0.81
Cancelled/Forfeited	(1,012,500)	0.97			—	—
Converted Performance to Time-Based	(25,363,800)	0.92			—	—
Exercised	(335,814)	$1.91	$8,686	10	—	$—
Outstanding	3,979,461	$1.17	$111,278	10	28,732,050	$0.81	$50,183	10
Vested and Exercisable	3,979,461	$1.17	$111,278	10	—	$—	—
The total fair value of options vested during the December 31, 2021 year ended was $1,483. The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option.
Additional information relating to performance-based options is as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Share-based compensation expense	$1,705	$429
Weighted-average grant date fair value of options granted (per share)	$0.13	$0.09
The fair value of performance-based options granted were calculated using the following assumptions:

	Year Ended
	December 31, 2021	December 31, 2020
Expected term (years)	0.40	4.00
Expected volatility (%)	30	30
Risk-free interest rate (%)	1.48 - 1.62	1.87
Expected dividend yield (%)	49	—
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

For the twelve months ended December 31, 2021, $5,478 of compensation expense (and liability) was recognized for the time-based and vested cash-settled units, respectively, by the Company in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income. The Company paid an aggregate of $2,872 to the holders of the 159,300 performance-based cash-settled units that vested in connection with the Reorganization Transactions and IPO. As of December 31, 2021, the unrecognized compensation for time-based units is $13,055.

In the event the contingent market condition and continued service requirement for performance-based cash-settled units is achieved, 33.33% of the cash-settled units shall vest on each of the first three anniversaries of October 4, 2021, with the Company paying an aggregate of $8,017 to holders of these units based on the December 31, 2021 assumptions noted below. The performance-based cash-settled units are liability awards and are fair valued at each reporting period.

The following table summarizes the activity for units that vest based upon the satisfaction of time and performance-based conditions as follows:

	Year Ended December 31, 2021
	Time-based	Performance-based
Outstanding at Beginning balance	—	—
Granted	684,450	526,500
Vested and redeemed	—	(159,300)
Cancelled/Forfeited	(87,750)	(60,750)
Outstanding at Ending balance	596,700	306,450
The fair value of time-based cash-settled units granted were calculated using the following assumptions:

Year Ended December 31, 2021
Expected term (years)	2.56
Expected volatility (%)	30
Risk-free interest rate (%)	0.85
Expected dividend yield (%)	—
The unrecognized compensation expense for converted cash-settled units was calculated using the following assumptions:

Year Ended December 31, 2021
Stock Price at December 31, 2021	$29.13
Exercise Price per Unit	$2.97
Intrinsic Value per Unit	$26.16
Converted Units	306,450

The determination of the fair value of share-based options on the date of grant using a Black-Scholes formula and Monte Carlo simulation approach for the value of time and performance-based vesting options, respectively, is affected by the fair value of the underlying common stock. It is also affected by assumptions regarding a number of variables that are complex and generally require significant judgement.

The determination of the fair value of cash-settled units on the date of grant and each reporting period-end using a Black-Scholes formula and Monte Carlo simulation approach for the value of time and performance-based vesting units, respectively, is affected by the fair value of the underlying common stock. It is also affected by assumptions regarding a number of variables that are complex and generally require significant judgement.

The assumptions used in the Black-Scholes and Monte Carlo option-pricing models to calculate value of stock options were:

Expected term

The expected term of the options represents the period of time that the options are expected to be outstanding. Options granted have a maximum contractual life of 10 years. Prior to the initial public offering, the Company estimated the expected term of the option based on the estimated timing of potential liquidity events. For grants upon or after the initial public offering, the Company estimated the expected term based upon the simplified method described in Staff Accounting Bulletin No. 107, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.

Expected volatility

As the Company does not have sufficient trading history for its common stock, the expected stock price volatility for the common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies within the same industry.

The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of its own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.

Risk-free interest rate

The risk-free interest rate was based on the U.S. Constant Maturity Treasury rate, with maturities similar to the expected term.

Expected Dividend Yield

The Company does not anticipate paying any dividends in the foreseeable future. As such, the Company uses an expected dividend yield of zero.
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

During the fourth quarter ending December 31, 2021, additional 669,399 shares were issued as a result of exercises of stock options occurring during the same period.
NOTE 13 - RELATED PARTY TRANSACTIONS

The Company received $300 in the 2020 fiscal period from certain investment funds affiliated with Advent International Corporation (the “Advent Funds”), which are shareholders of the Company, to be expended as charitable donations of which $20 was unpaid as of December 31, 2020.
In July 2020, the Company entered into an agreement with CI&T, an information technology and software company, pursuant to which CI&T developed the Olaplex professional application. During the year ended December 31, 2021 and fiscal year ended December 31, 2020, the Company paid CI&T $195 and $25 respectively, for services related to the development, maintenance and enhancement of the application, all of which were negotiated on an arm’s length basis and on market terms. The Advent Funds hold a greater than 10% equity interest in CI&T. CI&T continues to provide services to us for the maintenance and enhancement of the professional application.

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
Accordingly, the Company has expensed approximately $14,250 included in selling, general and administrative costs in the accompanying consolidated financial statements during the year ended December 31, 2021, associated with the amounts to be paid by the Company in connection with the final resolution of the LIQWD Matters. The amounts accrued, all of which were paid in May 2021, in connection with the final settlement of the LIQWD Matters, represent the total cost to the Company in resolving the LIQWD Matters.
As a result of the foregoing agreement with the Sellers and the resulting approval by the Sellers of the settlement of the LIQWD Matters, all outstanding claims of the Sellers and the Company associated with the LIQWD Matters have been resolved.
As of December 31, 2021 and December 31, 2020, the Company is not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
NOTE 15 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Year Ended
	December 31, 2021	December 31, 2020
Numerator:
Net Income	$220,784	$39,278

Denominator:
Weighted average common shares outstanding – basic	648,166,472	635,386,219
Dilutive common equivalent shares from equity options	41,757,320	1,433,756
Weighted average common shares outstanding – diluted	689,923,792	636,819,975

Net income per share:
Basic	$0.34	$0.06
Diluted	$0.32	$0.06

NOTE 16 – EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution 401(k) profit-sharing plan (the “401(k) Plan”) for eligible employees. Participants may make voluntary contributions up to the maximum amount allowable by law. The Company may make contributions to the 401(k) Plan on a discretionary basis. The Company has not made any employer contributions during the years ended December 31, 2021 and December 31, 2020.

NOTE 17 - QUARTERLY INFORMATION (unaudited)

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the quarters indicated. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this annual report and reflects, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of results of operations for these periods.The net income per share data for the periods presented below gives effect to the Reorganization Transactions as described in Note 1 - Nature of Operations and Basis of Presentation. Our historical results are not necessarily indicative of the results that may be expected in the future and the results of a particular quarter or other interim period are not necessarily indicative of the results for a full year.

	Three months ended
in thousands	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net sales	$166,498	$161,624	$152,124	$118,119	$93,195	$89,447	$55,260	$44,348
Cost of sales:
Cost of product (excluding amortization)	32,695	32,462	29,324	22,073	17,375	24,569	21,186	33,481
Amortization of patented formulations	1,590	1,680	2,268	2,451	1,485	2,102	1,658	807
Total cost of sales	34,285	34,142	31,592	24,524	18,860	26,671	22,844	34,288
Gross profit	132,213	127,482	120,532	93,595	74,335	62,776	32,416	10,060
Operating expenses:
Selling, general, and administrative	23,555	30,257	33,786	11,280	13,879	8,215	9,621	5,455
Amortization of other intangible assets	10,243	10,182	10,183	10,182	10,182	10,182	10,182	9,279
Acquisition costs	—	—	—	—	—	488	—	16,011
Total operating expenses	33,798	40,439	43,969	21,462	24,061	18,885	19,803	30,745
Operating income (loss)	98,415	87,043	76,563	72,133	50,274	43,891	12,613	(20,685)
Interest expense	(15,096)	(14,987)	(15,563)	(15,502)	(10,068)	(9,794)	(10,072)	(8,711)
Other income (expense) , net
Tax receivable agreement liability adjustment	3,615	—	—	—	—	—	—	—
Other expense, net	(595)	(213)	(157)	(47)	(35)	(29)	(93)	(33)
Total other income (expense) , net	3,020	(213)	(157)	(47)	(35)	(29)	(93)	(33)
Income (loss) before provision (benefit) for income taxes	86,339	71,843	60,843	56,584	40,171	34,068	2,448	(29,429)
Income tax provision (benefit)	17,028	15,252	11,492	11,053	6,783	5,753	413	(4,969)
Net income (loss)	$69,311	$56,591	$49,351	$45,531	$33,388	$28,315	$2,035	$(24,460)
Comprehensive income (loss)	$69,311	$56,591	$49,351	$45,531	$33,388	$28,315	$2,035	$(24,460)
Net income (loss) per share:
Basic	$0.11	$0.09	$0.08	$0.07	$0.05	$0.04	$—	$(0.04)
Diluted	$0.10	$0.08	$0.08	$0.07	$0.05	$0.04	$—	$(0.04)
Weighted average common shares outstanding:
Basic	648,422,232	648,124,642	648,124,642	647,994,569	647,888,387	647,888,387	647,775,891	597,212,079
Diluted	692,863,933	690,711,782	656,745,557	656,268,316	655,736,276	653,036,893	647,775,891	597,212,079

NOTE 18 - SUBSEQUENT EVENTS
On February 23, 2022, Olaplex, Inc. refinanced the 2020 Credit Agreement with a seven-year $675,000 senior-secured term loan facility and a five-year $150,000 senior-secured revolving credit facility, which includes a $25,000 letter of credit sub-facility and a $25,000 swingline loan sub-facility. The 2022 Credit Agreement replaced the Company’s Credit Agreement. See Note 9 - Long Term Debt for additional information.

NOTE 19 CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of Olaplex Holdings Inc. (parent company only) are presented below:
OLAPLEX HOLDINGS, INC.
SCHEDULE I - PARENT COMPANY CONDENSED BALANCE SHEET
(amounts in thousands, except shares)

December 31,
2021
Assets
Investment in subsidiaries	$761,076
Deferred income tax asset	197
Total assets	$761,273

Liabilities and stockholders' equity
Current Liabilities:
Accrued expenses and other current liabilities	$6,011
Current portion of Related Party payable pursuant to Tax Receivable Agreement	4,157
Total current liabilities	10,168
Due to affiliates	1,685
Related Party payable pursuant to Tax Receivable Agreement	225,122
Total liabilities	236,975

Stockholders' equity:
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 648,794,041 shares issued and outstanding as of December 31, 2021	648
Additional paid-in capital	461,456
Retained Earnings	62,194
Total stockholders' equity	524,298
Total liabilities and stockholders' equity	$761,273

The accompanying notes are an integral part of Condensed Financial Information (Schedule I)

OLAPLEX HOLDINGS, INC.
SCHEDULE I- PARENT COMPANY CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands)

For the Period Ended June 8, 2021 - December 31, 2021
Operating expenses:
Selling, general, and administrative expenses	$9,857
Stock compensation expenses	315
Total operating expenses	10,172
Other income
Tax receivable agreement liability adjustment	3,615
Equity in undistributed earnings	67,531
Total other income	71,146
Income before benefit for income taxes	60,974
Income tax benefit	1,220
Net income	62,194
Comprehensive income	$62,194
The accompanying notes are an integral part of Condensed Financial Information (Schedule I)

OLAPLEX HOLDINGS, INC.
SCHEDULE I - PARENT COMPANY CONDENSED STATEMENT OF CASH FLOWS
(amounts in thousands)

For the Period Ended June 8, 2021 - December 31, 2021
Cash flows from operating activities:
Net income	$62,194
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Equity in undistributed earnings	(67,531)
Tax receivable agreement liability adjustment	(3,615)
Share-based compensation expense	315
Deferred income tax asset	(197)
Changes in operating assets and liabilities, net of effects of acquisition:
Accrued and other current liabilities	6,011
Net cash used in operating activities	(2,823)

Cash flows from financing activities:
Advances from affiliates	1,685
Proceeds from exercise of stock options	1,138
Net cash provided by financing activities	2,823

Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents - beginning of period	—
Cash and cash equivalents - end of period	$—
Supplemental disclosure of noncash activities:
Increase in Related Party payable pursuant to Tax Receivable Agreement	$232,893

The accompanying notes are an integral part of Condensed Financial Information (Schedule I)

OLAPLEX HOLDINGS INC.
NOTES TO SCHEDULE 1.
(amounts in thousands, except shares)

1. Basis of Presentation
Olaplex Holdings was formed on June 8, 2021 as a Delaware corporation and is a holding company with no direct operations. Olaplex Holdings conducts substantially all of its operations through its investment in its wholly owned subsidiaries, Penelope and Olaplex, Inc. These statements should be read in conjunction with Olaplex Holdings consolidated financial statements and notes included elsewhere in this annual report on Form 10-K. There are significant restrictions over Olaplex Holdings ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in the Company's Credit Agreement as defined herein. These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Olaplex Holdings subsidiaries under the Credit Agreement exceeds 25 percent of the consolidated net assets of Olaplex Holdings. See Note 9 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Olaplex Holdings financial statements give effect to the IPO Reorganization Transactions as discussed in Note 1 of the consolidated financial statements on Form 10-K, for the exchange of all 960,184 units of Penelope Group Holdings, L.P. for an aggregate of 648,124,642 shares of common stock of Olaplex Holdings. The exchange is recorded as Additional paid in capital of $459,885, net of the tax receivable agreement amount of $232,893. Olaplex Holdings operations are reported from its June 8, 2021 inception date to December 31, 2021 and equity in undistributed earnings of Olaplex Holdings subsidiaries is reported in the Olaplex Holdings statement of operations and comprehensive income effective from the Reorganization Transactions dates.
The fiscal year 2020 financial statements were not considered meaningful due to the formation of Olaplex Holdings on June 8, 2021.
2. Investment in subsidiaries
Olaplex Holdings records its investment in subsidiaries under the equity method of accounting. Such investment is presented as "Investment in subsidiaries" on the condensed balance sheet and Olaplex Holdings share of the subsidiaries profits is presented as "Equity in undistributed earnings" on the condensed statement of operations.
3. Restricted net assets
Olaplex Holdings’ subsidiaries are restricted in their ability to transfer certain of their net assets to Olaplex Holdings in the form of dividends, loans or advances under its Credit Agreement. The restricted net assets of Olaplex Holdings’ subsidiaries amount to $601,073 as of December 31, 2021.
4. Tax receivable agreement liability adjustment
Tax receivable agreement liability adjustment reflects adjustments due to an update to the blended state income tax rate used to measure the related party payable pursuant to Tax Receivable Agreement.
5. Commitments and contingencies
Olaplex Holdings is party to a tax receivable agreement with the Pre-IPO Stockholders that provides for the payment by Olaplex Holdings to the Pre-IPO Stockholders of 85% of the amount of any tax benefits that Olaplex Holdings actually realizes, or in some cases are deemed to realize, as a result of certain transactions. See Note 10 to the consolidated financial statements for more information regarding the tax receivable agreement. As of December 31, 2021, liabilities under the tax receivable agreement totaled $229,279, of which $4,157 is a current liability.
See Note 14 to the consolidated financial statements for information regarding pending and threatened litigation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Exemption from Management's Annual Report and Auditor Attestation on Internal Controls
This report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and emerging growth companies.
Remediation Efforts to Address Previously Identified Material Weaknesses
As previously disclosed in our prospectus filed with the SEC on October 1, 2021 and our Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021, we identified material weaknesses in our internal control over financial reporting during the preparation of our consolidated financial statements for the year ended December 31, 2020. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
The material weaknesses in internal control over financial reporting and the status of the remediation measures we have implemented to improve our internal control over financial reporting to address the underlying causes of the material weaknesses are summarized below:
Limited accounting resources. We identified a material weakness in internal control over financial reporting related to limited technical accounting resources and a lack of sufficient segregation of duties related to the control over review and approval of journal entries, reconciliations and accruals. For the year ended December 31, 2021, we sufficiently completed the remediation of this material weakness by taking the following actions: (i) improving our financial organization by hiring a Chief Financial Officer, VP of Finance, SVP Accounting (who is our Principal Accounting Officer), Controller, Assistant Controller, SEC Director, two Accounting Managers, an Accounts Receivable Manager, a Staff Accountant, and an Accounts Receivable Accountant while we continued to utilize additional support from external accounting consultants to assist with technical accounting questions as well as the implementation of additional control processes; and (ii) implementing additional internal reporting procedures including those designed to add depth to our review processes and improve our segregation of duties. We believe that these and other actions taken have been fully implemented and are operating effectively. As a result, we have concluded that our remediation efforts have been successful, and that the previously identified material weakness relating to limited accounting resources has been remediated.
Risk Assessment. We identified a material weakness in internal control over financial reporting related to the lack of a formal risk assessment process to identify, evaluate and address business risks relevant to financial reporting objectives. For the year ended December 31, 2021, we sufficiently completed the remediation of this material weakness by developing and performing a formal scoping and risk assessment process through which we identified, evaluated, and addressed business risks relevant to financial reporting objectives, including identification of significant accounts, relevant assertions, significant business locations, and significant processes and systems to determine scope of testing and sufficiency of evidence required. We believe that these and other actions taken have been fully implemented and are operating effectively. As a result, we have concluded that our remediation efforts have been successful, and that the previously identified material weakness relating to risk assessment has been remediated.
Entity-Level Controls. We identified a material weakness in internal control over financial reporting related to lack of entity-level controls typical for a public company, including corporate policies, accounting policies, formal board and audit committee charters and calendar, formal organizational chart depicting reporting lines and key areas of authority and responsibility, and information technology. For the year ended December 31, 2021, we sufficiently completed the remediation of this material weakness by designing and documenting the Company’s internal control framework and implementing entity level controls. business process and IT controls. We believe that these and other actions taken have been fully implemented and are operating effectively. As a result, we have concluded that our remediation efforts have been successful, and that the previously identified material weakness relating to entity-level controls has been remediated.
We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Except for the improvements to our internal control over financial reporting to remediate the material weaknesses discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations in Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in Part III Item 10 will be included in our proxy statement for our 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”), which we intend to file with the SEC within 120 days after the end of our fiscal 2021 year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be included in Part III Item 11 will be included in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2021 year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be included in Part III Item 12 will be included in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2021 year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be included in Part III Item 13 will be included in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2021 year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be included in Part III Item 14 will be included in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2021 year, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001- 40860)).

3.2	Amended and Restated Bylaws of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001-40860)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).
4.2	Description of Registered Securities.
10.1	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001-40860)).
10.2
Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).

10.3	Income Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001-40860)).
10.4
Credit Agreement, dated February 23, 2022, by and among Olaplex, Inc., Penelope Intermediate Corp., Goldman Sachs Bank USA, as the Administrative Agent, Swingline Lender and Issuing Bank, and the Financial Institutions party thereto as Lenders and Issuing Banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2022 (File No. 001-40860).

10.5†
Manufacturing Services Agreement, dated January 1, 2020, by and between Olaplex, Inc. and Cosway Company Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed on August 27, 2021 (File No. 333-259116)).

10.6#
Penelope Holdings Corp. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on August 27, 2021 (File No. 333-259116)).

10.7#
Form of Nonqualified Stock Option Award Agreement under the 2020 Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on August 27, 2021 (File No. 333-259116)).

10.8#
Offer Letter, dated January 28, 2020, by and between Olaplex, Inc. and JuE Wong (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on August 27, 2021 (File No. 333-259116)).

10.9#
Termination Protection Agreement, dated January 28, 2020, by and between Olaplex, Inc. and JuE Wong (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed on August 27, 2021 (File No. 333-259116)).

10.10#
Offer Letter, dated January 8, 2020, by and between Olaplex, Inc. and Tiffany Walden (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed on August 27, 2021 (File No. 333-259116)).

10.11#
Termination Protection Agreement, dated January 8, 2020, by and between Olaplex, Inc. and Tiffany Walden (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on August 27, 2021 (File No. 333-259116)).

10.12#
Offer Letter, dated April 28, 2020, by and between Olaplex, Inc. and James MacPherson (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on August 27, 2021 (File No. 333-259116)).

10.13#
Transition and Separation Letter Agreement, dated April 5, 2021, between Olaplex, Inc. and James MacPherson (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).

10.14
Olaplex Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333- 259116)).

10.15
Form of Non-Statutory Stock Option Agreement (Employee) under the Olaplex Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).

10.16
Form of Restricted Stock Unit Agreement (Director) under the Olaplex Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).

21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted as Inline XBRL: [(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements].
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Portions of this exhibit (indicated by asterisks) have been redacted because they are both not material and the registrant customarily and actually treats such information as private or confidential.
# Indicates a management contract or compensation plan, contract or arrangement
* This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLAPLEX HOLDINGS, INC.

	By:	/s/ JuE Wong
March 08, 2022		Name:	JuE Wong
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated..

Signature	Title

/s/ JuE Wong	President and Chief Executive Officer
JuE Wong	(Principal Executive Officer)

/s/ Eric Tiziani	Chief Financial Officer
Eric Tiziani	(Principal Financial Officer)

/s/ Tiffany Walden	Chief Operating Officer, Chief Legal Officer, and Secretary
Tiffany Walden	and Director

/s/ Kristi Belhumeur	Senior Vice President, Accounting
Kristi Belhumeur	(Principal Accounting Officer)

/s/ Christine Dagousset	Chair of the Board of Directors
Christine Dagousset

/s/ Tricia Glynn	Lead Director
Tricia Glynn

/s/ Deirdre Findlay	Director
Deirdre Findlay

/s/ Janet Gurwitch	Director
Janet Gurwitch

/s/ Martha Morfitt	Director
Martha Morfitt

/s/ David Mussafer	Director
David Mussafer

/s/ Emily White	Director
Emily White

/s/ Michael White	Director
Michael White

/s/ Paula Zusi	Director
Paula Zusi

March 08, 2022