Form 10-Q
period 2022-03-31
OLAPLEX HOLDINGS, INC.
filed 2022-05-11
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2022, registrant had 648,928,202 shares of common stock, par value $0.001 per share, outstanding.

1 Olaplex Holdings, Inc. is a fully remote company. Accordingly, it does not maintain a principal executive office.

OLAPLEX HOLDINGS, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2022

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

Examples of forward-looking statements include, among others, statements we make regarding: our financial position and operating results; business plans and objectives; including geographic expansion and omni-channel strategy; general economic and industry trends; business prospects; future product development; growth and expansion opportunities; impacts on our supply chain; and expenses, working capital and liquidity. We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward- looking statements we make.

The forward-looking statements in this Quarterly Report on Form 10-Q are predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, including such statements taken from third party industry and market reports. You should understand that the following important factors, in addition to those discussed in the section “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements, including the following:

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

•changes in consumer preferences or changes in demand for hair care products or other products we may develop;

•our ability to accurately forecast consumer demand for our products;

•our ability to maintain favorable relationships with suppliers and manage our supply chain, including obtaining and maintaining shipping distribution and raw materials at favorable pricing;

•our relationships with and the performance of distributors and retailers who sell our products to hair care professionals and other customers;

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

•the other factors identified in the “Risk Factors” section of the 2021 Form 10-K.

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

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated, expected, intended, planned or projected. We discuss many of these risks in greater detail in the “Risk Factors” section included in the 2021 Form 10-K. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. Unless required by U.S, federal securities laws, we neither intend nor assume any obligation to update these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$143,347	$186,388
Accounts receivable, net of allowances of $14,662 and $8,231	68,914	40,779
Inventory	117,471	98,399
Other current assets	8,196	9,621
Total current assets	337,928	335,187
Property and equipment, net	740	747
Intangible assets, net	1,031,232	1,043,344
Goodwill	168,300	168,300
Deferred taxes	10,056	8,344
Other assets	6,364	4,500
Total assets	$1,554,620	$1,560,422

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$29,005	$19,167
Accrued expenses and other current liabilities	11,361	17,332
Accrued sales and income taxes	30,895	12,144
Current portion of long-term debt	6,750	20,112
Current portion of Related Party payable pursuant to Tax Receivable Agreement	4,157	4,157
Total current liabilities	82,168	72,912
Related Party payable pursuant to Tax Receivable Agreement	225,122	225,122
Long-term debt	658,315	738,090
Total liabilities	965,605	1,036,124

Contingencies (Note 12)

Stockholders’ equity (Notes 1 and 10):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 648,855,977 and 648,794,041 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	648	648
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	305,622	302,866
Retained earnings	282,745	220,784
Total stockholders’ equity	589,015	524,298
Total liabilities and stockholders’ equity	$1,554,620	$1,560,422

The accompanying notes are an integral part of these condensed consolidated financial statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$186,196	$118,119
Cost of sales:
Cost of product (excluding amortization)	43,222	22,073
Amortization of patented formulations	1,769	2,451
Total cost of sales	44,991	24,524
Gross profit	141,205	93,595
Operating expenses:
Selling, general, and administrative	22,314	11,280
Amortization of other intangible assets	10,266	10,182
Total operating expenses	32,580	21,462
Operating income	108,625	72,133
Interest expense	(11,460)	(15,502)
Other expense, net
Loss on extinguishment of debt	(18,803)	—
Other expense, net	(377)	(47)
Total other expense, net	(19,180)	(47)
Income before provision for income taxes	77,985	56,584
Income tax provision	16,024	11,053
Net income	$61,961	$45,531
Comprehensive income	$61,961	$45,531
Net income per share:
Basic	$0.10	$0.07
Diluted	$0.09	$0.07
Weighted average common shares outstanding:
Basic	648,813,998	647,994,569
Diluted	693,021,097	656,268,316
The accompanying notes are an integral part of these condensed consolidated financial statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(amounts in thousands, except number of shares)
(Unaudited)

	Shares (Note 1)	Amount	Additional Paid in Capital	Retained Earnings	Total Equity
Balance - December 31, 2021	648,794,041	$648	$302,866	$220,784	$524,298
Net income	—	—	—	61,961	61,961
Conversion of cash-settled units to stock-settled stock appreciation rights	—	—	1,632	—	1,632
Exercise of stock-settled stock appreciation rights	117,180	—	348	—	348
Shares withheld and retired on exercise of stock-settled appreciation rights	(55,244)	—	(920)	—	(920)
Share-based compensation expense	—	—	1,696	—	1,696
Balance – March 31, 2022	648,855,977	$648	$305,622	$282,745	$589,015

	Shares (Note 1)	Amount	Additional Paid in Capital	Retained Earnings	Total Equity
Balance - December 31, 2020	647,888,387	$648	$530,025	$—	$530,673
Issuance of common stock	236,255	—	633	—	633
Net income	—	—	—	45,531	45,531
Share-based compensation expense	—	—	627	—	627
Balance – March 31, 2021	648,124,642	$648	$531,285	$45,531	$577,464

The accompanying notes are an integral part of these condensed consolidated financial statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$61,961	$45,531
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Amortization of patent formulations	1,769	2,451
Amortization of other intangibles	10,266	10,182
Inventory write-off and disposal	4,324	—
Depreciation of fixed assets	75	—
Amortization of debt issuance costs	146	690
Deferred taxes	(1,712)	1,937
Share-based compensation expense	1,696	627
Loss on extinguishment of debt	18,803	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(28,135)	(20,394)
Inventory	(22,899)	(8,865)
Other current assets	1,425	(2,633)
Accounts payable	9,838	(5,422)
Accrued expenses and other current liabilities	14,412	17,186
Net cash provided by operating activities	71,969	41,290

Cash flows from investing activities:
Purchase of property and equipment	(68)	—
Purchase of software	(421)	—
Net cash used in investing activities	(489)	—

Cash flows from financing activities:
Proceeds from the issuance of stock	—	633
Payments for taxes on net settlement of exercise of stock settled appreciation rights	(572)	—
Principal payments and prepayment fees for the 2020 Term Loan Facility	(777,005)	(5,028)
Proceeds from the issuance of 2022 Term Loan Facility	675,000	—
Payments of debt issuance costs	(11,944)	—
Net cash used in financing activities	(114,521)	(4,395)

Net (decrease) increase in cash and cash equivalents	(43,041)	36,895
Cash and cash equivalents - beginning of period	186,388	10,964
Cash and cash equivalents - end of period	$143,347	$47,859

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12	$—
Cash paid during the year for interest	10,597	15,163
Supplemental disclosure of noncash activities:
Public offering and strategic transition costs included in accounts payable and accrued expenses	$145	$448
Cash-settled units liability reclassification to additional paid in capital	$1,632	—
The accompanying notes are an integral part of these condensed consolidated financial statements

OLAPLEX HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF March 31, 2022
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)
NOTE 1- NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Olaplex Holdings, Inc. (“Olaplex Holdings” together with its subsidiaries, the “Company” or “we”) is a Delaware corporation that was incorporated on June 8, 2021 for the purpose of facilitating an initial public offering and to enter into the other related Reorganization Transactions, as described below, in order to carry on the business of Penelope Holdings Corp., (“Penelope”) together with its subsidiaries. Olaplex Holdings is organized as a holding company and operates indirectly through its wholly owned subsidiaries, Penelope and Olaplex, Inc., which conducts business under the name “Olaplex”. Olaplex is an innovative, science-enabled, technology-driven beauty company that is focused on delivering its patent-protected premium hair care products to professional hair salons, retailers and everyday consumers. Olaplex develops, manufactures and distributes a suite of hair care products strategically developed to address three key uses: treatment, maintenance and protection.
In January 2020, a group of third-party investors, through Penelope, acquired 100% of the Olaplex, LLC business, including the intellectual property operations of another affiliated business, LIQWD, Inc. (the “Olaplex business”), from the owners of the Olaplex business for $1,381,582 (the “Acquisition”). Subsequent to the Acquisition, all of the operations of Olaplex are comprised of the operations of Olaplex, Inc.

In these financial statements, the term “Olaplex” is used to refer to either the operations of the business prior or after the Acquisition and prior to and after the initial public offering and Reorganization Transactions, in each case as discussed below, depending on the respective period discussed.
Initial Public Offering

On October 4, 2021, Olaplex Holdings completed an initial public offering of shares of its common stock (the “IPO”). See “Item 8. Financial Statements – Note 1. Nature of Operations and Basis of Presentation – Initial Public Offering” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) for additional details on the IPO.

Reorganization Transactions

Prior to the IPO, Penelope Group Holdings, L.P. was the direct parent of Penelope, which is the indirect parent of Olaplex, Inc., the Company’s primary operating subsidiary. In connection with the IPO, the Company completed a series of transactions (collectively, the “Reorganization Transactions”) pursuant to which all outstanding units of Penelope Group Holdings, L.P. were exchanged for an aggregate of 648,124,642 shares of common stock of Olaplex Holdings, Inc., and the options and cash-settled units of Penelope were converted into options and cash-settled units of Olaplex Holdings, Inc. See “Item 8. Financial Statements – Note 1. Nature of Operations and Basis of Presentation – Reorganization Transactions” in the Company’s 2021 Form 10-K for additional details on the Reorganization Transactions that were completed in connection with the IPO.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s 2021 Form 10-K.

The financial statements for prior periods give effect to the Reorganization Transactions as referred in the 2021 Form 10-K. All share and earnings per share amounts presented herein have been retroactively adjusted to give effect to the Reorganization Transactions as if they occurred in all prior periods presented.

For the periods prior to the Reorganization Transactions, Penelope and its subsidiaries, including Olaplex, Inc., are consolidated in the unaudited condensed consolidated financial statements of the Company.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of share-based options and stock settled rights; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting unit; useful lives of our tangible and intangible assets; allowance for promotions; estimated income tax and tax receivable payments; the net realizable value of, and demand for our inventory. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

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

The gross carrying amount of the Company’s long-term debt, before reduction of the debt issuance costs, approximates its fair values as the stated rate approximates market rates for loans with similar terms as of March 31, 2022 and December 31, 2021.

Accounting Policies

There have been no material changes in significant accounting policies as described in the Company’s consolidated financial statements for the year ended December 31, 2021.

Constructive Retirement of Common Stock Repurchases

When the Company's common stock is retired or purchased for constructive retirement for net share settlement of stock options, any excess purchase price over par value is allocated between additional paid-in-capital, to the extent that previous net gains from sales or retirements are included therein, and the remainder to retained earnings.

Tax Receivable Agreement

As part of the IPO, we entered into the Tax Receivable Agreement under which generally we will be required to pay to the former limited partners of Penelope Group Holdings, L.P. and the holders of options to purchase shares of common stock of Penelope that were vested prior to the Reorganization Transactions (collectively, the “Pre-IPO Stockholders”), 85% of the cash savings, if any, in U.S. federal, state or local tax that we actually realize on our taxable income following the IPO (or are deemed to realize in certain circumstances) as a result of certain existing tax attributes, including tax basis in intangible assets and capitalized transaction costs relating to taxable years ending on or before the date of the IPO (calculated by assuming the taxable year of the relevant entity closes on the date of the IPO), that are amortizable over a fixed period of time (including in tax periods beginning after the IPO) and which are available to us and our wholly-owned subsidiaries, and interest accrued at a rate equal to LIBOR (“London Interbank Offered Rate”) (or if LIBOR ceases to be published, a replacement rate with similar characteristics) plus 3% from the date the applicable tax return is due (without extension) until paid. Under the Tax Receivable Agreement, generally we will retain the benefit of the remaining 15% of the applicable tax savings.

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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The guidance in this ASU supersedes the leasing guidance in “Leases (Topic 840).” Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for Company fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted this accounting standard on January 1, 2022. Adoption of this standard did not have a material impact on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 31, 2022 with early adoption permitted. The Company adopted this accounting standard on January 1, 2022. Adoption of this standard did not have a material impact on its consolidated financial statements.

Recently Accounting Pronouncement not yet adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. The amendments in the ASU are effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early application of the amendments is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
NOTE 3 – NET SALES
The Company distributes products through national and international professional distributors and retailers as well as direct-to-consumer (“DTC”) through e-commerce channels. The marketing and consumer engagement benefits that the

Company’s channels provide are integral to the Company’s brand and product development strategy, and drive sales across channels. As such, the Company’s three business channels consist of professional, specialty retail and DTC as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net sales by Channel:
Professional	$77,059	$47,389
Specialty retail	64,272	31,740
DTC	44,865	38,990
Total Net sales	$186,196	$118,119
Revenue by major geographic region is based upon the geographic location of customers who purchase our products. During the three months ended March 31, 2022 and March 31, 2021, our net sales to consumers in the United States and International regions were as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net sales by Geography:
United States	$120,110	$72,758
International	66,086	45,361
Total Net sales	$186,196	$118,119
United Kingdom (“U.K”) net sales for the three months ended March 31, 2022 and March 31, 2021 were 9% and 13% of total net sales. No other International country exceeds 10% of total net sales.
NOTE 4 - INVENTORY
Inventory as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$27,131	$20,852
Finished goods	90,340	77,547
Inventory	$117,471	$98,399

NOTE 5 - INVESTMENT IN NONCONSOLIDATED ENTITY

Our investment in and advances to our nonconsolidated entity as of March 31, 2022 and December 31, 2021 represents our investment in a limited liability company. We do not control or have significant influence over the operating and financial policies of this entity.

We account for this investment using the cost method and adjust only for other than temporary declines in fair value, additional investments, plus or minus changes from observable price changes in orderly transactions or distributions deemed to be a return of capital. Our investment is classified as a long-term asset and included in Other assets in our condensed consolidated balance sheet and consists of the following:

	March 31, 2022	December 31, 2021
Capital contributions, net of distributions and impairments	$4,500	$4,500
Total investments in and advances to nonconsolidated entity	$4,500	$4,500
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised of the following:

	March 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated amortization	Net carrying amount
Brand name	25 years	$952,000	$(84,834)	$867,166
Product formulations	15 years	136,000	(20,199)	115,801
Customer relationships	20 years	53,000	(5,904)	47,096
Software	3 years	1,311	(142)	1,169
Total finite-lived intangibles		1,142,311	(111,079)	1,031,232
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,310,611	$(111,079)	$1,199,532
Total amortization on finite-lived intangible assets was $12,533 for the three months ended March 31, 2022 and $12,450 for the three months ended March 31, 2021.

The amortization of brand name and customer relationships of $10,183 for the three months ended March 31, 2022 and 2021 is recorded in the condensed consolidated statements of operations and comprehensive income.

The amortization of software of $83 for the three months ended March 31, 2022 is recorded in the condensed consolidated statements of operations and comprehensive income. There was no amortization of software recorded for the three months ended March 31, 2021.

The amortization for patented formulations for the three months ended March 31, 2022 was $2,267. The Company expensed $1,769 of patent amortization in cost of sales for the three months ended March 31, 2022 and capitalized $497 to inventory.

The amortization for patented formulations for the three months ended March 31, 2021 was $2,267. The Company expensed $2,451 of patent amortization in cost of sales for the three months ended March 31, 2021, of which $185 was previously capitalized to inventory.

	December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated amortization	Net carrying amount
Brand name	25 years	$952,000	$(75,314)	$876,686
Product formulations	15 years	136,000	(17,932)	118,068
Customer relationships	20 years	53,000	(5,241)	47,759
Software	3 years	890	(59)	831
Total finite-lived intangibles		1,141,890	(98,546)	1,043,344
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,310,190	$(98,546)	$1,211,644

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Deferred revenue	$5,004	$5,022
Accrued other	4,847	6,008
Payroll liabilities	1,510	6,302
Accrued expenses and other current liabilities	$11,361	$17,332
NOTE 8 - LONG-TERM DEBT
Debt consisted of the following on March 31, 2022:

February 2022 Credit Agreement
Long-term debt
Original term loan borrowing	$675,000
Debt issuance costs	(9,935)
Total term loan debt	665,065
Less: Current portion	(6,750)
Long-term debt, net of current portion	$658,315
Debt consisted of the following on December 31, 2021:

	January 2020 Credit Agreement	December 2020 Amendment	Total
Long-term debt
Original term loan borrowing	$430,312	$338,923	$769,235
Debt issuance costs	(6,986)	(4,047)	(11,033)
Total term loan debt	423,326	334,876	758,202
Less: Current portion	(11,250)	(8,862)	(20,112)
Long-term debt, net of current portion	$412,076	$326,014	$738,090
On January 8, 2020, Olaplex, Inc., together with Penelope Intermediate Corp. acting as the parent guarantor, entered into a secured credit agreement (the “Original Credit Agreement”), consisting of a $450,000 term loan facility (the “2020 Term Loan Facility”) and a $50,000 revolving facility (the “2020 Revolver” and, together with the 2020 Term Loan Facility, the “2020 Credit Facilities”), which included a $10,000 letter of credit sub-facility and a $5,000 swingline loan facility. In addition, on December 18, 2020, Olaplex, Inc. entered into a First Incremental Amendment to the Credit Agreement (the “Amendment,” and together with the Original Credit Agreement, the “2020 Credit Agreement”) which increased the 2020 Term Loan Facility by $350,000 and increased the 2020 Revolver capacity by $1,000 to a revised $800,000 2020 Term Loan Facility and $51,000 2020 Revolver. The unused balance of the 2020 Revolver as of December 31, 2021 was $51,000.

Under the Original Credit Agreement, the Company incurred original issue discount (“OID”) costs of $10,000, and $527 of third-party issue costs. In connection with the incremental borrowing pursuant to the Amendment, the Company incurred OID costs of $3,500 and $1,590 of third-party issue costs.

The interest rate on outstanding debt under the 2020 Term Loan Facility was 7.5%. The interest rates for all facilities under the 2020 Credit Agreement were calculated based upon the Company’s election between the published LIBOR rate at time of election plus an additional interest rate spread, or the Alternate Base Rate plus an additional interest rate spread.

Interest expense, inclusive of debt amortization, was $15,502 for the three months ended March 31, 2021 and was recorded in interest expense in the condensed consolidated statements of operations and comprehensive income.
On February 23, 2022, Olaplex, Inc., together with Penelope Intermediate Corp. acting as the parent guarantor, entered into a Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”), by and among Olaplex, Inc., Penelope Intermediate Corp, Goldman Sachs Bank USA, as administrative agent (the “Administrative Agent”), collateral agent and swingline lender, and each lender and issuing bank from time to time party thereto. The 2022 Credit Agreement refinanced and replaced the 2020 Credit Agreement with a seven-year $675,000 senior-secured term loan facility (the “2022 Term Loan Facility”) and a five-year $150,000 senior-secured revolving credit facility (the “2022 Revolver” and, together with the 2022 Term Loan Facility, the “2022 Credit Facilities”), which includes a $25,000 letter of credit sub-facility and a $25,000 swingline loan sub-facility.
Under the 2022 Credit Facilities, the Company incurred OID costs of $10,257 and $1,688 of third-party issue costs.
The interest rate on outstanding debt under the 2022 Term Loan Facility was 4.3% as of March 31, 2022. Borrowings under the 2022 Credit Facilities bear interest at rates based on the ratio of (i) the Company and its subsidiaries’ consolidated first lien net indebtedness to (ii) the Company and its subsidiaries’ consolidated EBITDA for applicable periods specified in the 2022 Credit Facilities (the “First Lien Leverage Ratio”). The interest rate per annum applicable to the loans under the 2022 Credit Facilities will be based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the Company’s election from time to time, (1) a base rate determined by reference to the highest of (a) the rate of interest publicly announced by the Administrative Agent as its “prime rate” in effect at its principal office in New York City (or if the Administrative Agent has no “prime rate,” the rate last quoted by the Wall Street Journal as the “prime rate” or, if the Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the federal reserve board in federal reserve statistical release H.15 (519) as the “bank prime loan” rate or, if such rate is no longer quoted therein, any similar rate quoted therein or any similar release by the federal reserve board), (b) the greater of the (x) federal funds effective rate and (y) overnight bank funding rate, plus 0.50% and (c) one-month adjusted secured overnight financing rate (“SOFR”) plus 1.00%, (2) an adjusted SOFR determined by reference to the higher of (a) a rate equal to the SOFR in the form of a term rate published by the CME Term SOFR administrator (or any successor thereof) for an interest period of one, three or six months (or if such term rate is unavailable, a daily simple rate for an interest payment period of one, three or six months published by the federal reserve board of New York) two U.S. government securities business days prior to the commencement of such tenor (plus, solely with respect to the 2022 Term Loan Facility, a credit spread adjustment of 0.10% for all such interest periods) and (b) 0.00%, with respect to the 2022 Revolver and, 0.50%, with respect to the 2022 Term Loan Facility, and (3) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate (“EURIBOR”) determined by reference to the higher of (a) the EURIBOR administered by the European Money Markets Institute (or any successor thereof) for a period equal to one, three, six, or, if available to all relevant affected lenders, twelve months or a shorter period (as selected by the Company) appearing on Reuters Screen EURIBOR01 Page (or otherwise on the Reuters screen) two target days prior to the commencement of the applicable interest period and (b) 0.00%. The 2022 Revolver and swingline loans (which must be in base rate) have applicable rates equal to (x) 2.75%, in the case of base rate loans, 3.75%, in the case of adjusted SOFR loans and 3.75%, in the case of EURIBOR loans, if the First Lien Leverage Ratio is greater than 1.20:1.00, and (y) 2.50%, in the case of base rate loans, 3.50%, in the case of adjusted SOFR loans and 3.50%, in the case of EURIBOR loans, if the First Lien Leverage Ratio is less than or equal to 1.20:1.00. The 2022 Term Loan Facility has applicable rates equal to (x) 2.75%, in the case of base rate loans, and 3.75%, in the case of adjusted SOFR loans, if the First Lien Leverage Ratio is greater than 1.20:1.00, and (y) 2.50%, in the case of base rate loans, and 3.50%, in the case of adjusted SOFR loans, if the First Lien Leverage Ratio is less than or equal to 1.20:1.00.

As of March 31, 2022, there was no balance outstanding under the 2022 Revolver, including letters of credit and swingline loans.

Interest expense, inclusive of debt amortization, was $11,460 for the three months ended March 31, 2022 and was recorded in interest expense in the consolidated statements of operations and comprehensive income.
The 2022 and 2020 Credit Agreements included reporting, financial, and maintenance covenants that require, among other things, for the Company to comply with certain maximum secured leverage ratios, which the Company was in compliance with on March 31, 2022 and December 31, 2021. Substantially all the assets of the Company constitute collateral under the 2022 Term Loan Facility and 2022 Revolver.

NOTE 9 – SHARE-BASED COMPENSATION
On September 17, 2021, the Company adopted the Olaplex Holdings 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance awards, and other stock-based awards to employees, directors and consultants of the Company and its subsidiaries. See “Item 8. Financial Statements – Note 11. Share-Based Compensation” in the Company’s 2021 Form 10-K for additional information on the 2021 Plan.

Conversion of Share-Based Options in Reorganization Transactions

As a result of the Reorganization Transactions, the options to purchase shares of common stock of Penelope were converted into options to purchase shares of common stock of Olaplex Holdings. See “Item 8. Financial Statements – Note 11. Share-Based Compensation – Conversion of Share-Based Options in Reorganization Transactions” in the Company’s 2021 Form 10-K for additional information.

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

Converted Performance-Based Options

The performance-based options that were converted to time-based options to purchase common stock of Olaplex Holdings are eligible to vest in three equal installments on the first three anniversaries of the consummation of the IPO, subject to the option holder’s continued service through the applicable vesting date, and are ratably expensed over a three-year service period from the consummation of the IPO.

Converted Cash-Settled Units

On February 23, 2022 (the "modification date"), the Company modified the settlement terms of its outstanding unvested time- and performance-based cash-settled units from net cash settlement to net stock-settled stock appreciation rights (“SARs”). In addition, the vesting condition that the weighted average closing price per share over the thirty (30) consecutive trading days ending on the day immediately prior to the applicable vesting date equals or exceeds the IPO price of $21 on each applicable vesting date was removed for such SARs. Under the amended award agreements, the Company will settle all vested SARs with shares of Company common stock measured as the difference between the stock price on the date of settlement and the base price per share of $2.97. All performance conditions were removed concurrently with the modification of the settlement terms. Other terms of the SAR grants remain unchanged. The modification results in a change of awards classification from liability to equity.

The modified awards were accounted for as equity awards going forward from the modification date with a fair value measured on the modification date and recognized on a straight-line basis over the remaining requisite service period. The Company compared the fair value of the awards granted immediately before the modification date to the fair value of the modified awards and determined there was no change in the fair value at the modification date. Performance awards prior to the modification date were not expensed, given they were contingent upon achieving a market condition, until such market condition was achieved. Therefore, on the modification date, the Company reclassified the amounts previously recorded as a share-based compensation liability to a component of equity in the form of a credit to additional paid-in capital (“APIC”). As of the modification date, the Company converted 585,900 time-based and 301,050 market and performance-based cash-settled units into solely time-based stock-settled SARs. For the period through the modification date, the Company had recognized $1,632 as compensation expense in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income with a corresponding recording to liability which was reclassified to APIC on the modification date.

On the modification date, the Company used the Black-Scholes valuation model in determining the fair value of the outstanding SARs, which required the application of certain assumptions, including the expected life of the SAR, stock price volatility, dividend rate and risk-free interest rate. The assumption used in determining the fair value of the SARs on the modification date were as follows:

	Time-Based	Market and Performance-Based
Expected term (in years)	2.50	1.85
Expected volatility	30%	30%
Risk-free interest rate	1.68%	1.58%
Expected dividend yield	0	0
Share price on valuation date	$17.06	$17.06

These modified SARs are included in the weighted average diluted shares outstanding calculation set forth below in “Note 13 – Net Income Per Share”. Through the modification date, the Company recognized a recovery of cash-settled expense of $974 as a result of decline in the fair value of the awards since December 31, 2021.

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

As of March 31, 2022, a total of 92,292,025 shares have been authorized for issuance under the Penelope Holdings Corp. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) and 2021 Plan, with 43,859,514 remaining available to grant under the 2021 Plan and no shares available for issuance under the 2020 Plan. As of March 31, 2022, there were outstanding options to purchase an aggregate of 47,701,176 shares with 46,253,901 shares outstanding under the 2020 Plan and 1,447,275 shares outstanding under the 2021 Plan. As of March 31, 2022, there were options to purchase an aggregate of 2,476,053 shares with 2,362,500 forfeited under the 2020 Plan and 113,553 shares forfeited under the 2021 Plan.
Share-based compensation expense for the three months ended March 31, 2022 of $1,696 was recognized in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income. As of March 31, 2022, the Company had not recognized compensation costs on unvested share-based options of $22,082 with a weighted average remaining recognition period of 3.26 years.

Share-based compensation expense for the three months ended March 31, 2021 of $627 was recognized in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. As of March 31, 2021, the Company had not recognized compensation costs on unvested share-based options of $10,356 with a weighted average remaining recognition period of 4.41 years for time-based and 3.50 years for performance-based options.

The following tables summarize the stock options, cash-settled units and SAR activity for the three months ended March 31, 2022 and March 31, 2021:

	Time-based options and stock-settled SARs		Performance-based options		Cash-settled units converted to stock-settled SARs
	Number of options and stock-settled SARs	Weighted Average Exercise Price Per Share	Number of options	Weighted Average Exercise Price Per Share	Time based	Performance based
Outstanding at December 31, 2021	42,687,518	$1.24	3,979,461	$1.17	596,700	$306,450
Granted	310,000	14.16	—	—	—	—
Cancelled/Forfeited	(45,573)	11.49	—	—	(10,800)	(5,400)
Converted cash settled units to SAR's	886,950	2.97	—	—	(585,900)	(301,050)
Exercised and issued for shares	(61,936)	2.97	—	—	—	—
Repurchased and canceled	(55,244)	$2.97	—	$—	—	$—
Outstanding at March 31, 2022	43,721,715	$1.35	3,979,461	$1.17	—	$—
Vested and Exercisable	5,152,410	$0.88	3,979,461	$1.17	—	$—

	Time-based options		Performance-based options		Cash-settled units
	Number of options	Weighted Average Exercise Price Per Share	Number of options	Weighted Average Exercise Price Per Share	Time based	Performance based
Outstanding at December 31, 2020	15,997,500	$0.88	28,732,050	$0.81	—	$—
Granted	1,056,375	$2.96	799,875	$2.97	641,250	$492,075
Cancelled/Forfeited	(193,725)	$2.24	(143,775)	$2.24	—	$—
Outstanding at March 31, 2021	16,860,150	$1.00	29,388,150	$0.86	641,250	$492,075
Vested and Exercisable	2,325,915	$0.76	—	$—	—	$—

The fair value of time-based options and stock-settled SARs granted were calculated using the following assumptions:

	Three Months Ended
	March 31, 2022	March 31, 2021
Expected term (years)	6.25	6.50
Expected volatility (%)	37	30
Risk-free interest rate (%)	2.13	1.62
Expected dividend yield (%)	—	—
NOTE 10 - EQUITY

During the three months ended March 31, 2022, the Company converted 886,950 of cash-settled units into stock-settled SARs, with a fair value liability of $1,632 reclassified to APIC. See “Note 9. Share-Based Compensation – Conversion of Cash-Settled Units” for additional information. The Company issued 117,180 shares of its common stock upon vesting and settlement of the converted SARs. The Company repurchased 55,244 of outstanding shares of its common stock for the net settlement of SARs for payment of taxes related to such SARs, that were accounted for as share retirement.

NOTE 11 - RELATED PARTY TRANSACTIONS
In July 2020, the Company entered into an agreement with CI&T, an information technology and software company, in which certain investment funds affiliated with Advent International Corporation (the “Advent Funds”) hold a greater than 10% equity interest. During the three months ended March 31, 2022 and 2021, the Company paid CI&T $5 and $119 respectively, for services related to the development, maintenance and enhancement of the Olaplex professional application, all of which were negotiated on an arm’s length basis and on market terms.

Tax Receivable Agreement

In connection with the Reorganization, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Tax Receivable Agreement”.
NOTE 12 - CONTINGENCIES
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
As of March 31, 2022 and December 31, 2021, the Company was not subject to any pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
NOTE 13 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net Income	$61,961	$45,531

Denominator:
Weighted average common shares outstanding – basic	648,813,998	647,994,569
Dilutive common equivalent shares from equity options	44,207,099	8,273,747
Weighted average common shares outstanding – diluted	693,021,097	656,268,316

Net income per share:
Basic	$0.10	$0.07
Diluted	$0.09	$0.07

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, (the “2021 Form 10-K”).

Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in “Item 1A. – Risk Factors” in the 2021 Form 10-K.
Company Overview
OLAPLEX is an innovative, science-enabled, technology-driven beauty company. We are founded on the principle of delivering effective, patent-protected and proven performance in the categories where we compete. We strive to empower our consumers to look as beautiful on the outside as they feel on the inside.
We believe every person deserves to have healthy, beautiful hair, whether they are visiting a salon or caring for their hair at home. Our commitment to deliver results that are visible on first use, coupled with our strong sense of community across both professional hairstylists and consumers, has driven strong brand loyalty. We offer our award-winning products through a global omni-channel platform serving the professional, specialty retail, and DTC channels.
OLAPLEX disrupted and revolutionized the professional hair care industry by creating the bond building category in 2014. We have grown from an initial offering of three products sold exclusively through the professional channel to a broader suite of products offered through the professional, specialty retail and DTC channels that have been strategically developed to address three key uses: treatment, maintenance and protection. Our unique bond building technology repairs disulfide bonds in human hair that are destroyed via chemical, thermal, mechanical, environmental and aging processes. Our current product portfolio comprises twelve unique, complementary products specifically developed to provide a holistic regimen for hair health.
We have developed a cohesive and synergistic distribution strategy that leverages the strength of each of our channels, including the specific attributes of each channel as described below, and our strong digital capabilities that we apply across our omni-channel sales platform. Our professional channel grew 62.6% from the three months ended March 31, 2021 as compared to the three months ended March 31, 2022, representing 41.4% of our total net sales for the three month period ended March 31, 2022. Our specialty retail channel grew 102.5% from the three months ended March 31, 2021 as compared to the three months ended March 31, 2022, representing 34.5% of our total net sales for the three month period ended March 31, 2022. Our DTC channel, comprised of OLAPLEX.com and sales through third-party e-commerce platforms, grew 15.1% from three months ended March 31, 2021 as compared to the three months ended March 31, 2022, and represented 24.1% of our total net sales for the three month period ended March 31, 2022. This channel also provides us with the opportunity to engage directly with our consumers to provide powerful feedback that drives decisions we make around new product development.
The strength of our business model and ability to scale have created a compelling financial profile characterized by revenue growth and very strong profitability. Our net sales increased from $118.1 million in three months ended March 31, 2021 to $186.2 million in three months ended March 31, 2022, representing a 57.6% increase. Our net income increased from $45.5 million in the three months ended March 31, 2021 to $62.0 million in three months ended March 31, 2022, representing a 36.1% increase, and our adjusted net income (see “Non-GAAP Financial Measures”) increased from $57.0 million in the three months ended March 31, 2021 to $91.4 million in three months ended March 31, 2022, representing a 60.5% increase. We have also experienced robust adjusted EBITDA (see “Non-GAAP Financial Measures”) growth, increasing our adjusted EBITDA from $85.8 million in three months ended March 31, 2021, to $126.4 million in three months ended March 31, 2022, representing a 47.3% increase. Our adjusted EBITDA margins (see “Non-GAAP Financial Measures”) decreased from 72.6% in three months ended March 31, 2021 to 67.9% in three months ended March 31, 2022.

Key Factors Affecting Our Performance
We believe that our continued success and growth are dependent on a number of factors. These factors provide both significant areas of opportunity as well as potential challenges that we will need to address in order to sustain the growth of our business. We have outlined some of these factors below, as well as in “Item 1A. – Risk Factors” in the 2021 Form 10-K.
Ability to Grow Our Brand Awareness and Penetration
Our brand is integral to the growth of our business and is essential to our ability to engage with our community. Our performance will depend on our ability to attract new customers and encourage consumer spending across our product portfolio. Despite rapid growth in our brand awareness, we believe Olaplex has unaided brand awareness of approximately 7% among prestige hair care consumers. We believe awareness among the broader market is lower still. As we seek to enter new markets, it will be important for us to be able to expand our brand awareness and engage with new consumers across all of our channels.
Continued Execution of Omni-channel Strategy
Since our founding, the professional channel has provided our brand with credibility in the hairstylist community and with consumers, which translated into meaningful brand equity and success in the specialty retail and DTC channel, allowing us to gain deeper consumer insights. These channels broaden the scope of our brand awareness and customer penetration, which also serves to grow our professional channel. This synergistic omni-channel strategy has been key to our growth thus far, and we expect it will continue to serve as a valuable tool for growing our business. We intend to continue to find ways to deepen our channel integration through our digital platform, engaged social community, and relationships with salons and key retailers. Our ability to execute this strategy will depend on a number of factors, such as retailers’ and salons’ satisfaction with the sales and profitability of our products.
Supply Chain

The COVID-19 pandemic has contributed to global supply chain disruptions, including closures, employee absences, port congestion, labor and container shortages, and shipment delays. As a result, we have incurred and expect to continue to incur higher costs which have and will continue to negatively impact our cost of sales and operating expenses in the near future. We have mitigated, and expect to continue to mitigate some of the impact to our business through cost savings initiatives, product mix optimization, strategic pricing, timing of shipments, and minimizing the use of air freight and congested ports. Our inventory levels of finished goods have increased in response to longer international transit times, and we have increased the supply of raw materials on hand to ensure enough components are ready and available to meet demand even with the industry supply chain delays.
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
Continued Product Innovation
We anticipate a meaningful portion of our future growth will come from new product development and innovation. We believe our robust in-house research and development team, dedicated Olaplex laboratory, independent lab testing and real-world salon testing enables us to continue to develop meaningful new products and positions us to maintain a full new product pipeline for several years into the future. As we develop future products, we are relentlessly focused on staying at the forefront of technical developments and product innovation. Our attention in this area is a critical component of our growth plan, and thus our performance will depend, in part, on our ability to continue to deliver new high-performance products.

Results of operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2022		2021
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$186,196	100.0%	$118,119	100.0%
Cost of sales:
Cost of product (excluding amortization)	43,222	23.2	22,073	18.7
Amortization of patented formulations	1,769	1.0	2,451	2.1
Total cost of sales	44,991	24.2	24,524	20.8
Gross profit	141,205	75.8	93,595	79.2
Operating expenses:
Selling, general, and administrative	22,314	12.0	11,280	9.5
Amortization of other intangible assets	10,266	5.5	10,182	8.6
Acquisition costs	—	—	—	—
Total operating expenses	32,580	17.5	21,462	18.2
Operating income	108,625	58.3	72,133	61.1
Interest expense	(11,460)	(6.2)	(15,502)	(13.1)
Other expense, net		—		—
Loss on extinguishment of debt	(18,803)	(10.1)	—	—
Other expense, net	(377)	(0.2)	(47)	—
Total other expense, net	(19,180)	(10.3)	(47)	—
Income before provision for income taxes	77,985	41.9	56,584	47.9
Income tax provision	16,024	8.6	11,053	9.4
Net income	$61,961	33.3	$45,531	38.5
Comprehensive income	$61,961	33.3%	$45,531	38.5%
Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
Net Sales
We distribute products through professional salon channels, national and international retailers, as well as direct to consumers through e-commerce. As such, our three business channels consist of professional, specialty retail and DTC as follows:

(in thousands)	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net sales by Channel:
Professional	$77,059	$47,389	$29,670	62.6%
Specialty retail	64,272	31,740	32,532	102.5%
DTC	44,865	38,990	5,875	15.1%
Total Net sales	$186,196	$118,119	$68,077	57.6%
Net sales increased $68.1 million, or 57.6%, to $186.2 million in the three months ended March 31, 2022, from $118.1 million in the three months ended March 31, 2021.

Professional net sales increased $29.7 million, or 62.6%, to $77.1 million in the three months ended March 31, 2022, from $47.4 million in the three months ended March 31, 2021. Growth in professional was driven by volume growth from increased velocity (sales per point of distribution) of existing products and the net impact of four new products launched since March 31, 2021 (No. 9 Bond Protector Nourishing Hair Serum, No.4P -Blonde Enhancer Toning Shampoo, the Professional only 4-in-1 Moisture Mask and No.8 - Bond Intense Moisture Mask). The Company experienced significant net sales growth in the U.S., U.K., Germany and Italy.

Specialty retail net sales increased $32.5 million, or 102.5%, to $64.3 million in the three months ended March 31, 2022, from $31.7 million in the three months ended March 31, 2021. Growth in specialty retail was driven by the addition of new customers and the net impact of three new products launched since March 31, 2021 (No. 9 Bond Protector Nourishing Hair Serum, No.4P -Blonde Enhancer Toning Shampoo and No.8 - Bond Intense Moisture Mask).

DTC net sales increased $5.9 million, or 15.1%, to $44.9 million in the three months ended March 31, 2022, from $39.0 million in the three months ended March 31, 2021. Growth in DTC was driven by the net impact of volume growth from three new products launched since March 31, 2021 (No. 9 Bond Protector Nourishing Hair Serum, No.4P -Blonde Enhancer Toning Shampoo and No.8 - Bond Intense Moisture Mask). Olaplex.com continued to see growth due to increased traffic, higher average order value and expansion into new countries, including the U.K., Australia, Italy and Spain.
Cost of Sales and Gross Profit

(in thousands)	For the Three Months Ended March 31,		$ Change	% Change
	2022	2021
Cost of sales	$44,991	$24,524	$20,467	83.5%
Gross profit	$141,205	$93,595	$47,610	50.9%
Our cost of sales increased $20.5 million or 83.5% to $45.0 million in the three months ended March 31, 2022 from $24.5 million in the three months ended March 31, 2021, due to a $16.9 million increase driven by a growth in sales volume, a $4.3 million increase due to the inventory write-off and disposal costs related to unused stock of a product that the Company reformulated in June 2021 as a result of regulation changes in the E.U. In the interest of having a single formulation for sale worldwide, the Company reformulated on a global basis and is now disposing of unused stock. In addition, cost of sales was partially offset by a $0.7 million decrease in the amortization of our acquired patented formulations.

Our gross profit increased $47.6 million, or 50.9%, to $141.2 million in the three months ended March 31, 2022 from $93.6 million in the three months ended March 31, 2021. Our gross profit margin, gross profit as a percentage of sales, decreased from 79.2% in the three months ended March 31, 2021 to 75.8% in the three months ended March 31, 2022 primarily as a result of the inventory write-off and disposal costs discussed above as well as higher input costs for raw materials, warehousing, and inbound distribution. Our adjusted gross profit margin (see “Non-GAAP Financial Measures”) decreased from 81.3% in the three months ended March 31, 2021 to 79.1% in the three months ended March 31, 2022 primarily due to cost inflation in inbound distribution, warehousing and raw materials.
Operating Expenses

(in thousands)	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Selling, general, and administrative expenses	$22,314	$11,280	$11,034	97.8%
Amortization of other intangible assets	10,266	10,182	84	0.8%
Total operating expenses	$32,580	$21,462	$11,118	51.8%
Our operating expenses increased $11.1 million, or 51.8%, to $32.6 million in the three months ended March 31, 2022 from $21.5 million in the three months ended March 31, 2021.

Selling, general and administrative expenses increased by $11.0 million, or 97.8%, to $22.3 million in the three months ended March 31, 2022 from $11.3 million in the three months ended March 31, 2021. In the three months ended March 31, 2022, there were increases of $2.2 million in payroll driven by workforce expansion, $2.0 million in sales and marketing expense, $1.5 million in distribution and fulfillment costs related to the increase in product sales volume, $1.1 million in share-based compensation expense, and $4.2 million in other selling, general and administrative expenses pertaining to general business growth. We expect sales and marketing, research and development, payroll, and other selling, general and administrative expenses to increase in the future as we continue to expand brand awareness, develop and introduce new products, build out infrastructure and implement new marketing strategies.
Interest Expense

(in thousands)	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Interest expense	$(11,460)	$(15,502)	$4,042	(26.1)%

Interest expense decreased $4.0 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease is due to the Company refinancing the existing 2020 Credit Agreement with a new 2022 Credit Agreement, which reduced the Company’s outstanding debt and lowered the interest rate in respect thereof, in the three months ended March 31, 2022. See “Liquidity and Capital Resources Requirements – Credit Facility” for additional information.
Other Expense, Net

(in thousands)	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Loss on extinguishment of debt	$(18,803)	$—	$(18,803)	—%
Other expense, net	(377)	$(47)	$(330)	702.1%
Total other expense, net	$(19,180)	$(47)	$(19,133)	40708.5%
As a result of the debt refinancing that occurred during the three months ended 2022, as described above, the Company recorded $18.8 million of loss on extinguishment of debt. In the three months ended March 31, 2022, other expense, net also increased by $0.3 million as compared to the three months ended March 31, 2021, primarily due to increase in foreign currency translation losses.
Income Tax Provision

(in thousands)	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Income tax provision	$16,024	$11,053	$4,971	45.0%

The provision for income taxes increased to $16.0 million, or an effective tax rate of 20.5%, for the three months ended March 31, 2022 from $11.1 million, or an effective tax rate of 19.5%, for the three months ended March 31, 2021. The increase in the provision for income taxes from the comparative prior three months period is primarily due to the increase in the Company’s income before taxes over this period. The Company’s effective tax rate in the three months ended March 31, 2022 is lower than the statutory tax rate of 21% primarily due to the benefit associated with the foreign derived intangible income deduction (“FDII”), which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate, partially offset by the effect of state income taxes. The increase in the effective tax rate from the comparative prior three months period is primarily due to an increase in the effect of state income taxes.
Tax Receivable Agreement

Based on current tax laws and assuming that the Company earns sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement, we expect that future payments under the Tax Receivable Agreement relating to certain tax benefits of tax attributes existing prior to the IPO, including tax basis in intangible assets and capitalized transaction costs relating to taxable years ending on or before the date of the IPO (calculated by assuming the taxable year of the relevant entity closes on the date of the IPO), that are amortizable over a fixed period of time (including in tax periods beginning after the IPO) and which are available to the Company and its wholly-owned subsidiaries, could aggregate to $229.3 million over the 14-year period under the Tax Receivable Agreement. Payments under the Tax

Receivable Agreement are not conditioned upon the parties’ continued ownership of the Company. The Tax Receivable Agreement payment obligation as of March 31, 2022 is $229.3 million, of which $225.1 was recorded in long term liabilities and $4.2 million was recorded in current liabilities.
Non-GAAP Financial Measures
We prepare and present our consolidated financial statements in accordance with GAAP. Adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross profit margin, adjusted SG&A, adjusted net income and adjusted net income per share are financial measures that are not required by or presented in accordance with GAAP. We believe that adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross profit margin, adjusted SG&A, adjusted net income and adjusted net income per share, when taken together with our financial results presented in accordance with GAAP, provide meaningful supplemental information regarding our operating performance and facilitate internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of these non-GAAP measures may be helpful to our investors as they are measures used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.
We calculate adjusted EBITDA as net income, adjusted to exclude: (1) interest expense, net; (2) income tax provision; (3) depreciation and amortization; (4) share-based compensation expense; (5) non-ordinary inventory adjustments; (6) non-ordinary costs and fees; (7) non-ordinary legal costs; (8) non-capitalizable IPO and strategic transition costs; and (9) as applicable Tax Receivable Agreement liability adjustments. We calculate adjusted EBITDA margin by dividing adjusted EBITDA by net sales.
We calculate adjusted gross profit as gross profit, adjusted to exclude: (1) non-ordinary inventory adjustments and (2) amortization of patented formulations pertaining to the Acquisition. We calculate adjusted gross profit margin by dividing adjusted gross profit by net sales.
We calculate adjusted SG&A as SG&A, adjusted to exclude: (1) share-based compensation expense (2) non-ordinary legal costs, (3) non-capitalizable IPO and strategic transition costs, and (4) non-ordinary costs and fees.
We calculate adjusted net income as net income, adjusted to exclude: (1) amortization of intangible assets (excluding software); (2) non-ordinary costs and fees; (3) non-ordinary legal costs; (4) non-ordinary inventory adjustments; (5) share-based compensation expense; (6) non-capitalizable IPO and strategic transition costs; (7) Tax Receivable Agreement liability adjustment; and (8) the tax effect of non-GAAP adjustments. Adjusted net income per share is defined as adjusted net income divided by weighted average basic and diluted shares outstanding, respectively.
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

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net income	$61,961	$45,531
Loss on extinguishment of debt(1)	18,803	—
Income tax provision	16,024	11,053
Depreciation and amortization of intangible assets	12,110	12,632
Interest expense	11,460	15,502
Inventory write off and disposal(2)	4,324	—
Share-based compensation	1,696	627
Non-capitalizable IPO and strategic transition costs (3)	—	440
Adjusted EBITDA	$126,378	$85,785
Adjusted EBITDA margin	67.9%	72.6%

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Reconciliation of Gross Profit to Adjusted Gross Profit
Gross profit	$141,205	$93,595
Inventory write off and disposal(2)	4,324	—
Amortization of patented formulations	1,769	2,451
Adjusted gross profit	$147,298	$96,046
Adjusted gross profit margin	79.1%	81.3%

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Reconciliation of SG&A to Adjusted SG&A
SG&A	22,314	11,280
Share-based compensation	(1,696)	(627)
Non-capitalizable IPO and strategic transition costs (3)	—	(440)
Adjusted SG&A	$20,618	$10,213

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Reconciliation of Net Income to Adjusted Net Income
Net income	$61,961	$45,531
Loss on extinguishment of debt(1)	18,803	—
Amortization of intangible assets (excluding software)	11,951	12,632
Inventory write off and disposal(2)	4,324	—
Share-based compensation	1,696	627
Non-capitalizable IPO and strategic transition costs (3)	—	440
Tax effect of adjustments	(7,310)	(2,267)
Adjusted net income	$91,425	$56,963
Adjusted net income per share:
Basic	$0.14	$0.09
Diluted	$0.13	$0.09
(1)On February 23, 2022, the Company refinanced the 2020 Credit Agreement with the 2022 Credit Agreement. See “Liquidity and Capital Resources Requirements – Credit Facility” for additional information. This refinancing resulted in recognition of loss on extinguishment of debt of $18.8 million which is comprised of $11.0 million in deferred financing fee write off, and $7.8 million of prepayment fees for the 2020 Credit Agreement. Loss on extinguishment of debt is included as non-ordinary costs and fees in the reconciliations above.
(2)The inventory write-off and disposal costs relate to unused stock of a product that the Company reformulated in June 2021 as a result of regulation changes in the E.U. In the interest of having a single formulation for sale worldwide, the Company reformulated on a global basis and is now disposing of unused stock.
(3)Represents non-capitalizable professional fees and executive severance incurred in connection with the IPO and the Company’s public company transition.
Financial Condition, Liquidity and Capital Resources
Overview
Our primary recurring source of cash is the collection of proceeds from the sale of our products to our customers, including cash periodically collected in advance of delivery or performance.
Our primary use of cash is for working capital and payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, fulfillment costs of customer orders, overhead costs, capital expenditures, and debt servicing. We also utilize cash for strategic investments. Fluctuations in working capital are primarily caused by customer demand of our product, timing of when a retailer rearranges or restocks our products, expansion of space within our existing retailer base, expansion into new retail stores and fluctuation in warehouse and distribution costs. Capital expenditures typically vary and are currently limited, and future capital expenditure requirements depend on strategic initiatives selected for the fiscal year, including investments in infrastructure, expansion into new national and international retailers and expansion of our customer base.
A considerable portion of our operating income is earned outside the United States; however, we do not have bank time deposits held outside of the United States.
As of March 31, 2022, we had $143.3 million of cash and cash equivalents. In addition, as of March 31, 2022, we had borrowing capacity of $150.0 million under our 2022 Revolver, providing us with a liquidity position of $293.3 million plus $112.4 million of working capital excluding cash and cash equivalents for a combined $405.7 million liquidity position.
Although there is no current need, we primarily examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to maintain financial flexibility and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$71,969	$41,290
Investing activities	(489)	—
Financing activities	(114,521)	(4,395)
Net (decrease) increase in cash	$(43,041)	$36,895
Operating Activities
For the three months ended March 31, 2022, net cash provided by operating activities was $72.0 million. The increase in net cash provided by operating activities of $30.7 million was primarily as a result of:
•an increase in net income of $16.4 million;
•a decrease in cash flows resulting from changes in operating assets and liabilities of $5.2 million, primarily driven by increases in accounts receivable, inventories and accrued expenses and other current liabilities, partially offset by decreases in accounts payable and other current assets; and
•increase in adjusting items of $19.5 million, primarily driven by the recording of loss on extinguishment of debt of $18.8 million related to the 2020 Credit Agreement, the inventory write-off and disposal adjustment of $4.3 million discussed above, and a $1.1 million increase in share-based compensation expense, partially offset by decrease in deferred taxes.
Investing Activities
For the three months ended March 31, 2022, net cash used in investing activity was $0.5 million. This was due to purchases of software, property and equipment.
There was no investing activity for the three months ended March 31, 2021.
Financing Activities
For the three months ended March 31, 2022, net cash used in financing activities was $114.5 million. This was primarily driven by $769.2 million of principal payments and $7.8 million of prepayment fees for the 2020 Term Loan Facility, $11.9 million of debt issuance costs related to the 2022 Credit Agreement, $0.6 million in payments for taxes on net settlement of exercise of stock settled appreciation rights, offset by $675 million of cash proceeds received upon the refinancing of debt related to the 2022 Credit Agreement.
For the three months ended March 31, 2021, net cash used in financing activities was $4.4 million. This was primarily driven by $0.6 million from the issuance of common shares in connection with the Acquisition. This was offset by $5.0 million in principal payments related to the 2020 Credit Agreement.
Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash, cash equivalents and cash generated from operations and draws on our 2022 Revolver will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, and other commitments for at least the next 12 months.
Credit Facility
On January 8, 2020, Olaplex, Inc. entered into a secured credit agreement (the “Original Credit Agreement”) consisting of a $450 million term loan facility (the “2020 Term Loan Facility”) and a $50 million revolving facility (the “2020 Revolver” and together with the 2020 Term Loan Facility, the “2020 Credit Facilities”), which included a $10 million letter of credit sub-facility and a $5 million swingline loan facility. In addition, on December 18, 2020 Olaplex, Inc. entered into the Amendment to the Original Credit Agreement (the “Amendment” and, together with the Original Credit Agreement, the “2020 Credit Agreement”) to increase the 2020 Term Loan Facility by $350 million and increase the 2020 Revolver capacity by $1 million to a revised $800 million 2020 Term Loan Facility and a $51 million 2020 Revolver. The unused balance of the 2020 Revolver was $51 million as of December 31, 2021.
The 2020 Term Loan Facility maturity date was January 8, 2026 and the loans made under the 2020 Term Loan Facility were secured by substantially all of our assets. Installment payments on the 2020 Term Loan Facility were required to be made in quarterly installments of $5,028,000, with the remaining balance due upon maturity. The 2020 Term Loan Facility could be prepaid at any time subject to a 2% or 1% penalty provision (with certain exceptions) if paid prior to July 8, 2021 and July 8, 2022, respectively.
Both the 2020 Revolver and the 2020 Term Loan Facility bore interest, at Olaplex, Inc.’s option, at either a rate per annum equal to (i) an adjusted LIBOR determined by reference to the cost of funds for U.S. dollar deposits (or any other applicable currency available under the 2020 Credit Agreement), as adjusted for statutory reserve requirements for the applicable interest period (with a 1.00% floor), plus an applicable margin ranging from 6.25% to 6.50% based on our consolidated first lien net leverage ratio or (ii) a base rate determined by reference to the highest of (x) the federal funds effective rate plus 0.5%, (y) the one-month LIBOR rate plus 1.0% and (z) the prime rate, plus an applicable margin ranging from 5.25% to 5.50% based on our consolidated first lien net leverage ratio. The interest rate on both outstanding amounts under the 2020 Revolver and the outstanding 2020 Term Loan Facility was 7.5% per annum as of December 31, 2021. The 2020 Revolver had a maturity date of January 8, 2025.
We incurred costs directly related to the 2020 Credit Facilities of $15.6 million, consisting primarily of lender fees of $13.5 million and third-party fees of $2.1 million during 2020. These fees, which were allocated between the 2020 Revolver and the 2020 Term Loan Facility, were capitalized and recorded as a reduction of the carrying amount of non-current debt. Due to the refinancing that occurred in the three months ended March 31, 2022, as described below, $11.0 million of these costs were written off as loss on extinguishment of debt.

Refinancing of the 2020 Credit Agreement

On February 23, 2022, Olaplex, Inc. refinanced the 2020 Credit Agreement with a seven-year $675 million senior-secured term loan facility (the “2022 Term Loan Facility”) and a five-year $150 million senior-secured revolving credit facility (the “2022 Revolver” and, together with the 2022 Term Loan Facility, the “2022 Credit Facilities”), which includes a $25 million letter of credit sub-facility and a $25 million swingline loan sub-facility (collectively, the “2022 Credit Agreement”). Using proceeds from the 2022 Term Loan Facility, Olaplex, Inc. repaid the outstanding borrowings under the 2020 Credit Agreement.
The 2022 Term Loan Facility maturity date is February 23, 2029 and the 2022 Revolver maturity date is February 23, 2027. Installment payments on the 2022 Term Loan Facility are required to be made in quarterly installments of $1,687,500, with the remaining balance due upon maturity. The 2022 Term Loan Facility can be prepaid at any time subject to a 1% penalty provision (with certain exceptions) if paid prior to August 23, 2022, and is subject to mandatory prepayments with respect to (i) excess cash flow, which is defined as adjusted EBITDA less certain customary deductions, subject to a certain threshold amount of excess cash flow during the relevant period and percentage reductions of the prepayment amount upon the attainment of certain consolidated first lien net leverage ratio levels, (ii) certain non-ordinary course asset dispositions that result in net proceeds in excess of a certain threshold amount during the relevant measurement period, unless reinvested in accordance with the terms of the 2022 Credit Agreement within 12 months (with an additional 180 days to reinvest, if committed within 12 months) of receipt of such proceeds, or (iii) issuance of additional non permitted debt or certain refinancing debt.
Both the 2022 Revolver and the 2022 Term Loan Facility bear interest at rates based on the ratio of (i) Olaplex, Inc., and its subsidiaries’ consolidated first lien net indebtedness to (ii) Olaplex, Inc., and its subsidiaries’ consolidated adjusted EBITDA for applicable periods specified in the 2022 Credit Agreement (the “First Lien Leverage Ratio”). The interest rate per annum applicable to the loans under the 2022 Term Loan Facility and 2022 Revolver will be based on a fluctuating rate of interest equal to the sum of an applicable rate and, at the election of Olaplex, Inc. from time to time, (1) a base rate determined by reference to the highest of (a) the rate of interest publicly announced by Goldman Sachs Bank USA (in its capacity as administrative agent under the 2022 Credit Agreement, the “Administrative Agent”) as its “prime rate” in effect at its principal office in New York City (or if the Administrative Agent has no “prime rate,” the rate last quoted by the Wall Street Journal as the “prime rate” or, if the Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the federal reserve board in federal reserve statistical release H.15 (519) as the “bank prime loan” rate or, if such rate is no longer quoted therein, any similar rate quoted therein or any similar release by the federal reserve board), (b)

the greater of the (x) federal funds effective rate and (y) overnight bank funding rate, plus 0.50% and (c) one-month adjusted secured overnight financing rate (“SOFR”) plus 1.00%, (2) an adjusted SOFR determined by reference to the higher of (a) a rate equal to the SOFR in the form of a term rate published by the CME Term SOFR administrator (or any successor thereof) for an interest period of one, three or six months (or if such term rate is unavailable, a daily simple rate for an interest payment period of one, three or six months published by the federal reserve board of New York) two U.S. government securities business days prior to the commencement of such tenor (plus, solely with respect to the 2022 Term Loan Facility, a credit spread adjustment of 0.10% for all such interest periods) and (b) 0.00%, with respect to the 2022 Revolver and, 0.50%, with respect to the 2022 Term Loan Facility, and (3) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate (“EURIBOR”) determined by reference to the higher of (a) the Euro interbank offered rate administered by the European Money Markets Institute (or any successor thereof) for a period equal to one, three, six, or, if available to all relevant affected lenders, twelve months or a shorter period (as selected by Olaplex, Inc.) appearing on Reuters Screen EURIBOR01 Page (or otherwise on the Reuters screen) two target days prior to the commencement of the applicable interest period and (b) 0.00%. The 2022 Revolver and swingline loans (which must be in base rate) have applicable rates equal to (x) 2.75%, in the case of base rate loans, 3.75%, in the case of adjusted SOFR loans and 3.75%, in the case of EURIBOR loans, if the First Lien Leverage Ratio is greater than 1.20:1.00, and (y) 2.50%, in the case of base rate loans, 3.50%, in the case of adjusted SOFR loans and 3.50%, in the case of EURIBOR loans, if the First Lien Leverage Ratio is less than or equal to 1.20:1.00. Loans under the 2022 Term Loan Facility have applicable rates equal to (x) 2.75%, in the case of base rate loans, and 3.75%, in the case of adjusted SOFR loans, if the First Lien Leverage Ratio is greater than 1.20:1.00, and (y) 2.50%, in the case of base rate loans, and 3.50%, in the case of adjusted SOFR loans, if the First Lien Leverage Ratio is less than or equal to 1.20:1.00.
We incurred costs directly related to the 2022 Credit Facilities of $11.9 million, consisting primarily of lender fees of $1.7 million and third-party fees of $10.2 million during the three months ended March 31, 2022. These fees were allocated between the 2022 Revolver and the 2022 Term Loan Facility. 2022 Term Loan Facility fees are capitalized and recorded as a reduction of the carrying amount of non-current debt, 2022 Revolver Facility fees are capitalized and recorded as Other Assets on the balance sheet.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict Olaplex, Inc.’s ability to (subject to certain exceptions) (i) pay dividends and distributions or repurchase its capital stock, (ii) prepay, redeem, or repurchase certain indebtedness, (iii) incur additional indebtedness and guarantee indebtedness, (iv) create or incur liens, (v) engage in mergers, consolidations, liquidations or dissolutions, (vi) sell, transfer or otherwise dispose of assets, (vii) make investments, acquisitions, loans or advances and (viii) enter into certain transactions with affiliates. The 2022 Credit Agreement also includes, among other things, customary affirmative covenants (including reporting covenants) and events of default (including a change of control) for facilities of this type. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. Such affirmative and negative covenants and events of default are substantially similar to those contained in the refinanced 2020 Credit Agreement, subject to certain exceptions and thresholds set forth in the 2022 Credit Agreement. The 2022 Term Loan Facility and 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds, which is substantially the same as the collateral that secured the obligations under the refinanced 2020 Credit Agreement. As of March 31, 2022, we were in compliance with our financial maintenance covenant.
Tax Receivable Agreement Obligations
Although the actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors including the amount, character and timing of the Company’s and its subsidiaries’ taxable income in the future and the tax rates then applicable to us and our subsidiaries, we expect the payments that will be required to be made under the Tax Receivable Agreement will be substantial and to be funded out of working capital. See “Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021 – Tax Receivable Agreement” above for additional information.

Contractual Obligations and Commitments
The following table summarizes our material cash requirements from known contractual and other obligations as of March 31, 2022 (in thousands):

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
2022 Term Loan Facility debt (1)	$675,000	$6,750	$13,500	$13,500	$641,250
Interest on 2022 Term Loan Facility debt(2)	219,978	32,722	64,546	63,144	59,566
Related party payable pursuant to the Tax Receivable Agreement (3)	229,279	4,157	33,258	33,258	158,606
Total contractual obligations (4)	$1,124,257	$43,629	$111,304	$109,902	$859,422
(1)Long-term debt payments include scheduled principal payments only.
(2)The 2022 Term Loan Facility is subject to variable interest rates. The weighted average interest rate of borrowings under the 2022 Term Loan Facility was 4.25% during the period ended March 31, 2022. Assumes annual interest rate of 4.80% based upon the Company’s interest rate election in April 2022 on the 2022 Term Loan Facility over the term of the loan.
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
(4)Does not reflect any borrowings under the 2022 Revolver. As of March 31, 2022, we had no outstanding borrowings under the 2022 Revolver. We are required to pay a commitment fee of 0.25% to 0.50% per annum on unused commitments under the 2022 Revolver based upon our First Lien Leverage Ratio.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including revenue recognition, inventory, business combinations, valuation of goodwill, share based compensation, income taxes and the Tax Receivable Agreement, see our discussion for the year ended December 31, 2021 in the 2021 Form 10-K. There have been no material changes to these policies in the three months ended March 31, 2022.
New Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding new accounting pronouncements.

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
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Facilities. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. Interest rate changes generally do not affect the market value of the 2022 Term Loan Facility; however, they do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of March 31, 2022, we had $675 million of outstanding variable rate loans under the 2022 Term Loan Facility. Based on our March 31, 2022 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $6.8 million over the next 12 months.
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
Foreign Exchange Risk
Our reporting currency is the U.S. dollar. Gains or losses due to transactions in foreign currencies are reflected in the consolidated statements of comprehensive income under the line-item other expense, net. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations in Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. For a detailed discussion of the risks that affect our business please refer to “Item 1A. – Risk Factors" in the 2021 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Credit Agreement, dated as of February 23, 2022, among Olaplex, Inc., Penelope Intermediate Corp., Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, and each lender and issuing bank from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40860) filed with the SEC on February 23,2022)

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

OLAPLEX HOLDINGS, INC.

	By:	/s/ JuE Wong
May 11, 2022		Name:	JuE Wong
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Tiziani
May 11, 2022		Name:	Eric Tiziani
		Title:	Chief Financial Officer
(Principal Financial Officer)