Form 10-Q
period 2022-06-30
OLAPLEX HOLDINGS, INC.
filed 2022-08-09
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2022, registrant had 649,087,823 shares of common stock, par value $0.001 per share, outstanding.

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

Examples of forward-looking statements include, among others, statements we make regarding: our financial position and operating results; business plans and objectives, including geographic expansion and omnichannel strategy; general economic and industry trends; business prospects; future product development; growth and expansion opportunities; impacts on our supply chain; and expenses, working capital and liquidity. We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward- looking statements we make.

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

•our ability to effectively market and maintain a positive brand image and expand our brand awareness;

•our ability to attract new customers and encourage consumer spending across our product portfolio;

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

•the impact of material cost increases and other inflation and our ability to pass on such increases to our customers;

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share and share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$198,028	$186,388
Accounts receivable, net of allowances of $17,443 and $8,231	81,345	40,779
Inventory	140,316	98,399
Other current assets	5,765	9,621
Total current assets	425,454	335,187
Property and equipment, net	670	747
Intangible assets, net	1,019,120	1,043,344
Goodwill	168,300	168,300
Deferred taxes	11,881	8,344
Other assets	6,234	4,500
Total assets	$1,631,659	$1,560,422

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$20,699	$19,167
Accrued expenses and other current liabilities	20,546	17,332
Accrued sales and income taxes	18,199	12,144
Current portion of long-term debt	6,750	20,112
Current portion of Related Party payable pursuant to Tax Receivable Agreement	20,786	4,157
Total current liabilities	86,980	72,912
Related Party payable pursuant to Tax Receivable Agreement	208,493	225,122
Long-term debt	656,989	738,090
Total liabilities	952,462	1,036,124

Contingencies (Note 11)

Stockholders’ equity (Notes 1 and 9):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 649,087,823 and 648,794,041 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	649	648
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	308,088	302,866
Retained earnings	370,460	220,784
Total stockholders’ equity	679,197	524,298
Total liabilities and stockholders’ equity	$1,631,659	$1,560,422

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$210,903	$152,124	$397,099	$270,243
Cost of sales:
Cost of product (excluding amortization)	52,293	29,324	95,515	51,397
Amortization of patented formulations	2,180	2,268	3,949	4,719
Total cost of sales	54,473	31,592	99,464	56,116
Gross profit	156,430	120,532	297,635	214,127
Operating expenses:
Selling, general, and administrative	26,111	33,786	48,425	45,066
Amortization of other intangible assets	10,295	10,183	20,561	20,365
Total operating expenses	36,406	43,969	68,986	65,431
Operating income	120,024	76,563	228,649	148,696
Interest expense	(8,694)	(15,563)	(20,154)	(31,065)
Other expense, net
Loss on extinguishment of debt	—	—	(18,803)	—
Other expense, net	(1,224)	(157)	(1,601)	(204)
Total other expense, net	(1,224)	(157)	(20,404)	(204)
Income before provision for income taxes	110,106	60,843	188,091	117,427
Income tax provision	22,391	11,492	38,415	22,545
Net income	$87,715	$49,351	$149,676	$94,882
Comprehensive income	$87,715	$49,351	$149,676	$94,882
Net income per share:
Basic	$0.14	$0.08	$0.23	$0.15
Diluted	$0.13	$0.08	$0.22	$0.14
Weighted average common shares outstanding:
Basic	648,973,952	648,124,642	648,894,417	648,066,435
Diluted	691,365,072	656,745,557	692,985,088	683,430,562
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(amounts in thousands, except number of shares)
(Unaudited)

	Shares (Note 1)	Amount	Additional Paid in Capital	Retained Earnings	Total Equity
Balance - December 31, 2021	648,794,041	$648	$302,866	$220,784	$524,298
Net income	—	—	—	61,961	61,961
Conversion of cash-settled units to stock-settled stock appreciation rights	—	—	1,632	—	1,632
Exercise of stock-settled stock appreciation rights	117,180	—	348	—	348
Shares withheld and retired on exercise of stock-settled stock appreciation rights	(55,244)	—	(920)	—	(920)
Share-based compensation expense	—	—	1,696	—	1,696
Balance – March 31, 2022	648,855,977	$648	$305,622	$282,745	$589,015
Net income	—	—	—	87,715	87,715
Exercise of stock options	231,846	1	739	—	740
Share-based compensation expense	—	—	1,727	—	1,727
Balance – June 30, 2022	649,087,823	$649	$308,088	$370,460	$679,197

	Shares (Note 1)	Amount	Additional Paid in Capital	Retained Earnings	Total Equity
Balance - December 31, 2020	647,888,387	$648	$530,025	$—	$530,673
Issuance of common stock	236,255	—	633	—	633
Net income	—	—	—	45,531	45,531
Share-based compensation expense	—	—	627	—	627
Balance – March 31, 2021	648,124,642	$648	$531,285	$45,531	$577,464
Net income	—	—	—	49,351	49,351
Share-based compensation expense	—	—	547	—	547
Balance – June 30, 2021	648,124,642	$648	$531,832	$94,882	$627,362

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$149,676	$94,882
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Amortization of patent formulations	3,949	4,719
Amortization of other intangibles	20,561	20,365
Inventory write-off and disposal	4,324	—
Depreciation of fixed assets	152	—
Amortization of debt issuance costs	636	1,380
Deferred taxes	(3,537)	1,331
Share-based compensation expense	3,423	1,174
Loss on extinguishment of debt	18,803	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(40,566)	(28,715)
Inventory	(45,657)	(23,777)
Other current assets	3,856	(3,421)
Accounts payable	1,532	723
Accrued expenses and other current liabilities	10,901	6,292
Net cash provided by operating activities	128,053	74,953

Cash flows from investing activities:
Purchase of property and equipment	(75)	(64)
Purchase of software	(870)	—
Net cash used in investing activities	(945)	(64)

Cash flows from financing activities:
Proceeds from the issuance of stock	—	633
Proceeds from exercise of stock options	740	—
Payments for shares withheld and retired for taxes and exercise price for stock-settled stock appreciation rights	(572)	—
Principal payments and prepayment fees for 2020 Term Loan Facility, and principal payments for 2022 Term Loan Facility	(778,692)	(10,056)
Proceeds from the issuance of 2022 Term Loan Facility	675,000	—
Payments of debt issuance costs	(11,944)	—
Net cash used in financing activities	(115,468)	(9,423)

Net increase in cash and cash equivalents	11,640	65,466
Cash and cash equivalents - beginning of period	186,388	10,964
Cash and cash equivalents - end of period	$198,028	$76,430

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$35,176	$22,731
Cash paid during the year for interest	$13,491	$32,006
Supplemental disclosure of noncash activities:
Public offering and strategic transition costs included in accounts payable and accrued expenses	$—	$626
Cash-settled units liability reclassification to additional paid in capital	$1,632	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)
NOTE 1- NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Olaplex Holdings, Inc. (“Olaplex Holdings” and, together with its subsidiaries, the “Company” or “we”) is a Delaware corporation that was incorporated on June 8, 2021 for the purpose of facilitating an initial public offering and to enter into the other related Reorganization Transactions, as described below, in order to carry on the business of Penelope Holdings Corp. (“Penelope”), together with its subsidiaries. Olaplex Holdings is organized as a holding company and operates indirectly through its wholly owned subsidiaries, Penelope and Olaplex, Inc., which conducts business under the name “Olaplex”. Olaplex is an innovative, science-enabled, technology-driven beauty company that is focused on delivering its patent-protected premium hair care products to professional hair salons, retailers and everyday consumers. Olaplex develops, manufactures and distributes a suite of hair care products strategically developed to address three key uses: treatment, maintenance and protection.
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
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim Condensed Consolidated Financial Statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes included in the Company’s 2021 Form 10-K.

The financial statements for prior periods give effect to the Reorganization Transactions as referred in the 2021 Form 10-K. All share and earnings per share amounts presented herein have been retroactively adjusted to give effect to the Reorganization Transactions as if they occurred in all prior periods presented.

For the periods prior to the Reorganization Transactions, Penelope and its subsidiaries, including Olaplex, Inc., are consolidated in the unaudited interim Condensed Consolidated Financial Statements of the Company.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 31, 2022 with early adoption permitted. The Company adopted this accounting standard on January 1, 2022. Adoption of this standard did not have a material impact on its Consolidated Financial Statements.
Recent Accounting Pronouncement not yet adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. The amendments in the ASU are effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early application of the amendments is permitted. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements and related disclosures.

NOTE 3 – NET SALES
The Company distributes products in the U.S. and internationally through professional distributors in the salon channel, directly to retailers for sale in their physical stores and e-commerce sites, and direct-to-consumer (“DTC”) through sales to pure-play e-commerce customers and through its own Olaplex.com websites. As such, the Company’s three business channels consist of professional, specialty retail and DTC as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales by Channel:
Professional	$105,489	$79,488	$182,548	$126,877
Specialty retail	64,229	38,118	128,501	69,858
DTC	41,185	34,518	86,050	73,508
Total Net sales	$210,903	$152,124	$397,099	$270,243
Revenue by major geographic region is based upon the geographic location of customers who purchase our products, however the majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency. During the three and six months ended June 30, 2022 and June 30, 2021, our net sales to consumers in the United States and International regions were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales by Geography:
United States	$121,320	$85,855	$241,430	$158,613
International	89,583	66,269	155,669	111,630
Total Net sales	$210,903	$152,124	$397,099	$270,243
United Kingdom (“U.K.”) net sales for the three and six months ended June 30, 2022 were 8% of total net sales, and net sales for the three and six months ended June 30, 2021 were 11% and 12% of total net sales, respectively. No other International country exceeds 10% of total net sales.
NOTE 4 - INVENTORY
Inventory as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$31,407	$20,852
Finished goods	108,909	77,547
Inventory	$140,316	$98,399

NOTE 5 - INVESTMENT IN NONCONSOLIDATED ENTITY

Our investment in and advances to our nonconsolidated entity as of June 30, 2022 and December 31, 2021 represents our investment in a limited liability company. We do not control or have significant influence over the operating and financial policies of this entity.

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

	June 30, 2022	December 31, 2021
Capital contributions, net of distributions and impairments	$4,500	$4,500
Total investments in and advances to nonconsolidated entity	$4,500	$4,500
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised of the following:

	June 30, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(94,354)	$857,646
Product formulations	15 years	136,000	(22,465)	113,535
Customer relationships	20 years	53,000	(6,566)	46,434
Software	3 years	1,760	(255)	1,505
Total finite-lived intangibles		1,142,760	(123,640)	1,019,120
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,311,060	$(123,640)	$1,187,420
Total amortization on finite-lived intangible assets was $12,562 and $25,094 for the three and six months ended June 30, 2022, respectively, and $12,634 and $25,084 for the three and six months ended June 30, 2021, respectively.

The amortization of brand name and customer relationships was $10,182 and $20,365 for the three and six months ended June 30, 2022, and June 30, 2021, respectively, and is recorded in Amortization of other intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Income.
The amortization of software of $113 and $196 for the three and six months ended June 30, 2022 is recorded in Amortization of other intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Income. There was no amortization of software recorded for the three and six months ended June 30, 2021, respectively.

The amortization for patented formulations was $2,266 and $4,533 for the three and six months ended June 30, 2022, respectively. The Company expensed $2,180 and $3,948 of patent amortization in the Condensed Consolidated Statements of Operations and Comprehensive Income, and capitalized $86 and $585 to inventory for the three and six months ended June 30, 2022, respectively.

The amortization for patented formulations was $2,266 and $4,533 for the three and six months ended June 30, 2021, respectively. The Company expensed $2,267 and $4,719 of patent amortization in the Condensed Consolidated Statements of Operations and Comprehensive Income, of which $1 and $186 was previously capitalized to inventory, for the three and six months ended June 30, 2021, respectively.

	December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(75,314)	$876,686
Product formulations	15 years	136,000	(17,932)	118,068
Customer relationships	20 years	53,000	(5,241)	47,759
Software	3 years	890	(59)	831
Total finite-lived intangibles		1,141,890	(98,546)	1,043,344
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,310,190	$(98,546)	$1,211,644
NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Deferred revenue	$6,558	$5,022
Accrued interest	6,027	—
Accrued other	4,677	6,008
Payroll liabilities	3,284	6,302
Accrued expenses and other current liabilities	$20,546	$17,332
NOTE 8 - LONG-TERM DEBT
The Company’s Long-Term Debt as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)(1)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$673,313	$—
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(2)	—	—
Credit Agreement, dated as of January 8, 2020, as amended (the “2020 Credit Agreement”)(1)
$800 Million 6-Year Senior Secured Term Loan Facility, as amended (the “2020 Term Loan Facility”)	—	769,235
$51 Million 5-Year Senior Secured Revolving Credit Facility, as amended (the “2020 Revolver”)(2)	—	—
Debt issuance costs	(9,574)	(11,033)
Total term loan debt	663,739	758,202
Less: Current portion	(6,750)	(20,112)
Long-term debt, net of debt issuance costs and current portion	$656,989	$738,090
(1) The 2022 Credit Agreement refinanced and replaced the 2020 Credit Agreement.
(2) As of June 30, 2022 and December 31, 2021, the Company did not have outstanding draws on the 2022 Revolver or 2020 Revolver, respectively, including letters of credit and swingline loan sub-facilities.

The interest rate on outstanding debt under the 2022 Term Loan Facility was 4.8% as of June 30, 2022, and the interest rate on outstanding debt under the 2020 Term Loan Facility was 7.5% as of December 31, 2021. The interest rates for all facilities under the 2022 and 2020 Credit Agreements were calculated based upon the Company’s election between the applicable published reference rate at time of election plus an additional interest rate spread, or an “Alternate Base Rate” (as defined in the 2022 Credit Agreement or the 2020 Credit Agreement, as applicable) plus an additional interest rate spread.
Interest expense, inclusive of debt amortization, was $8,694 and $20,154 for the three and six months ended June 30, 2022, respectively, and $15,563 and $31,065 for the three and six months ended June 30, 2021, respectively.

The 2022 Credit Agreement includes, and the 2020 Credit Agreement included, reporting, financial, and maintenance covenants that require, among other things, for the Company to comply with certain maximum secured leverage ratios, which the Company was in compliance with on June 30, 2022 and December 31, 2021. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement.

The fair value of the Company’s long-term debt is based on the market value of our long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in fair value hierarchy. As of June 30, 2022, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $663.7 million, and the fair value of the Company’s long-term debt was $634.6 million. As of December 31, 2021, the carrying amount of the Company’s long-term debt under the 2020 Credit Agreement approximated its fair values, as the stated rate approximated market rates for loans with similar terms.
NOTE 9 - EQUITY

During the six months ended June 30, 2022, the Company converted 886,950 of cash-settled units into net stock-settled stock appreciation rights (“SARs”), with a fair value liability of $1,632 reclassified to APIC. The Company issued 117,180 shares of its common stock upon vesting and settlement of the converted SARs. The Company repurchased 55,244 of outstanding shares of its common stock for the net settlement of SARs for payment of taxes related to such SARs, that were accounted for as a share retirement. Additionally, the Company issued 231,846 shares of its common stock as a result of stock options exercised during the six months ended June 30, 2022.
NOTE 10 - RELATED PARTY TRANSACTIONS
In July 2020, the Company entered into an agreement with CI&T, an information technology and software company, in which certain investment funds affiliated with Advent International Corporation (the “Advent Funds”) hold a greater than 10% equity interest. During the three and six months ended June 30, 2022, the Company paid CI&T $22 and $27, respectively. During the three and six months ended June 30, 2021, the Company paid CI&T $40 and $159 respectively, for services related to the development, maintenance and enhancement of the Olaplex professional application, all of which were negotiated on market terms.

Tax Receivable Agreement

In connection with the Reorganization, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Tax Receivable Agreement”.
NOTE 11 - CONTINGENCIES
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
As of June 30, 2022 and December 31, 2021, the Company was not subject to any pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

NOTE 12 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net Income	$87,715	$49,351	$149,676	$94,882

Denominator:
Weighted average common shares outstanding – basic	648,973,952	648,124,642	648,894,417	648,066,435
Dilutive common equivalent shares from equity options	42,391,120	8,620,915	44,090,671	35,364,127
Weighted average common shares outstanding – diluted	691,365,072	656,745,557	692,985,088	683,430,562

Net income per share:
Basic	$0.14	$0.08	$0.23	$0.15
Diluted	$0.13	$0.08	$0.22	$0.14

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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
We believe every person deserves to have healthy, beautiful hair, whether they are visiting a salon or caring for their hair at home. Our commitment to deliver results that are visible on first use, coupled with our strong sense of community across both professional hairstylists and consumers, has driven strong brand loyalty. We offer our award-winning products through a global omnichannel platform serving the professional, specialty retail, and Direct to Consumer (“DTC”) channels.
OLAPLEX disrupted and revolutionized the professional hair care industry by creating the bond building category in 2014. We have grown from an initial offering of three products sold exclusively through the professional channel to a broader suite of products offered through the professional, specialty retail and DTC channels that have been strategically developed to address three key uses: treatment, maintenance and protection. Our unique bond building technology repairs disulfide bonds in human hair that are destroyed via chemical, thermal, mechanical, environmental and aging processes. Our current product portfolio comprises thirteen unique, complementary products specifically developed to provide a holistic regimen for hair health.
The strength of our business model and ability to scale have created a compelling financial profile characterized by revenue growth and very strong profitability. We have developed a mutually reinforcing, synergistic, omnichannel model that leverages the strength of each of our channels and our strong digital capabilities that we apply across our sales platforms. Our professional channel serves as the foundation for our brand, validating the quality of our products and influencing our consumers’ purchasing decisions. As we continued to grow, we expanded into the DTC channel and specialty retail channel, both of which have continued to grow and have contributed to the success of our omnichannel model. Our DTC channel, comprised of OLAPLEX.com and sales through third-party e-commerce platforms, also provides us with the opportunity to engage directly with our consumers to provide powerful feedback that drives decisions we make around new product development.
Second quarter 2022 financial highlights
•Net sales increased 38.6% from $152.1 million in the three months ended June 30, 2021 to $210.9 million in the three months ended June 30, 2022. For the three months ended June 30, 2022, net sales in our professional channel grew 32.7%, our specialty retail channel grew 68.5% and our DTC channel grew 19.3%, in each case as compared to the three months ended June 30, 2021.
•Gross profit margin, gross profit as a percentage of sales, decreased from 79.2% in the three months ended June 30, 2021 to 74.2% in the three months ended June 30, 2022, primarily as a result of product mix, and higher input costs for raw materials, warehousing, and inbound distribution.
•Operating expenses for the three months ended June 30, 2022, decreased by 17.2%, as compared to the three months ended June 30, 2021, primarily due to one time legal costs of $14.3 million incurred in the three months ended June 30, 2021.

•Operating income increased from $76.6 million for the three months ended June 30, 2021 to $120.0 million for the three months ended June 30, 2022.

•Net income increased from $49.4 million for the three months ended June 30, 2021 to $87.7 million for the three months ended June 30, 2022.
Year-to-date 2022 financial highlights
•Net sales increased 46.9% from $270.2 million in the six months ended June 30, 2021 to $397.1 million in the six months ended June 30, 2022. For the six months ended June 30, 2022, net sales in our professional channel grew 43.9%, our specialty retail channel grew 83.9%, and our DTC channel grew 17.1%, in each case as compared to the six months ended June 30, 2021.
•Gross profit margin decreased from 79.2% in the six months ended June 30, 2021 to 75.0% in the six months ended June 30, 2022, primarily as a result of product mix, higher input costs for raw materials, warehousing, and inbound distribution, as well as inventory write-off and disposal costs.
•Operating expenses for the six months ended June 30, 2022 increased by 5.4%, as compared to the six months ended June 30, 2021, primarily as a result of higher payroll due to workforce expansion, increased sales and marketing expense, share-based compensation expense and distribution and fulfillment expenses, offset by one-time legal costs of $14.3 million incurred in the three months ended June 30, 2021;
•Operating income increased from $148.7 million for the six months ended June 30, 2021 to $228.6 million for the six months ended June 30, 2022.
•Net income increased from $94.9 million for the six months ended June 30, 2021 to $149.7 million for the six months ended June 30, 2022.

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
Ability to Grow Our Brand Awareness and Penetration
Our brand is integral to the growth of our business and is essential to our ability to engage with our community. Our performance will depend on our ability to attract new customers and encourage consumer spending across our product portfolio. Despite rapid growth in our brand awareness, we believe Olaplex is in the high single digits of unaided brand awareness within the U.S. among prestige hair care consumers. We believe awareness among the broader market is lower still. As we seek to enter new markets, it will be important for us to be able to expand our brand awareness and engage with new consumers across all of our channels.
Continued Execution of Omnichannel Strategy
Since our founding, the professional channel has provided our brand with credibility in the hairstylist community and with consumers, which translated into meaningful brand equity and success in the specialty retail and DTC channel, allowing us to gain deeper consumer insights. These channels broaden the scope of our brand awareness and customer penetration, which also serves to grow our professional channel. This synergistic omnichannel strategy has been key to our growth thus far, and we expect it will continue to serve as a valuable tool for growing our business. We intend to continue to find ways to deepen our channel integration through our digital platform, engaged social community, and relationships with salons and key retailers. Our ability to execute this strategy will depend on a number of factors, such as retailers’ and salons’ satisfaction with the sales and profitability of our products.
Supply Chain
The COVID-19 pandemic has contributed to global supply chain disruptions, including closures, employee absences, port congestion, labor and container shortages, and shipment delays. As a result, we have incurred and expect to continue to incur higher costs which have and will continue to negatively impact our cost of sales and operating expenses in the near future. We have mitigated, and expect to continue to mitigate some of the impact to our business through cost savings initiatives, product mix optimization, strategic pricing, timing of shipments, and minimizing the use of air freight and congested ports. Our inventory levels of finished goods have increased in response to longer international transit times, and we have increased the supply of raw materials and components on hand to ensure availability to meet demand even with the industry supply chain delays. By the end of 2022 we expect to begin manufacturing with a new contract manufacturer in Europe to directly supply certain of our core products to that market. We believe this will help to reduce transportation costs, shipping time and environmental impact, as we continue our efforts to build further resilience in our supply chain.
Continued Geographic Expansion Across All Channels
We believe our ability to enter new markets, and scale existing markets across all of our channels will continue to be part of our future growth. Since our founding, we have expanded into Europe, Asia, Latin America and other markets, with plans to continue to increase our presence in all of these markets. As we scale in new and existing markets, we anticipate that we will leverage our existing relationships with partners who operate in these markets, as well as engage with new professional, specialty retail and DTC customers. We believe our ability to continue expanding in new markets will be powered by our omnichannel efforts to enable a synergistic relationship between the professional, specialty retail and DTC channels. Our ability to grow our business geographically will depend on a number of factors, including our marketing efforts and continued customer satisfaction with the quality of our products.
Continued Product Innovation
We anticipate a meaningful portion of our future growth will come from new product development and innovation. We believe our robust in-house research and development team, dedicated Olaplex laboratory, independent lab testing and real-world salon testing enables us to continue to develop meaningful new products and positions us to maintain a full new product pipeline for several years into the future. During 2022 we expanded our product portfolio with the launch of No. 9 Bond Protector Nourishing Hair Serum and No. 4C Bond Maintenance Clarifying Shampoo and a new 1-liter size for each of No. 4 Bond Maintenance Shampoo, No. 4C Bond Maintenance Clarifying Shampoo and No. 5 Bond Maintenance Conditioner. As we develop future products, we are relentlessly focused on staying at the forefront of technical developments and product innovation. Our attention in this area is a critical component of our growth plan, and thus our performance will depend, in part, on our ability to continue to deliver new high-performance products.
Results of operations
Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income data for each of the periods presented:

	Three Months Ended June 30,
	2022		2021
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$210,903	100.0%	$152,124	100.0%
Cost of sales:
Cost of product (excluding amortization)	52,293	24.8	29,324	19.3
Amortization of patented formulations	2,180	1.0	2,268	1.5
Total cost of sales	54,473	25.8	31,592	20.8
Gross profit	156,430	74.2	120,532	79.2
Operating expenses:
Selling, general, and administrative	26,111	12.4	33,786	22.2
Amortization of other intangible assets	10,295	4.9	10,183	6.7
Total operating expenses	36,406	17.3	43,969	28.9
Operating income	120,024	56.9	76,563	50.3
Interest expense	(8,694)	(4.1)	(15,563)	(10.2)
Other expense, net	(1,224)	(0.6)	(157)	(0.1)
Income before provision for income taxes	110,106	52.2	60,843	40.0
Income tax provision	22,391	10.6	11,492	7.6
Net income	$87,715	41.6	$49,351	32.4
Comprehensive income	$87,715	41.6%	$49,351	32.4%

Net Sales
The Company distributes products in the U.S. and internationally through professional distributors in the salon channel, directly to retailers for sale in their physical stores and e-commerce sites, and direct-to-consumer (“DTC”) through sales to pure-play e-commerce customers and through the Company’s own Olaplex.com websites. As such, our three business channels consist of professional, specialty retail and DTC as follows:

(in thousands)	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Net sales by Channel:
Professional	$105,489	$79,488	$26,001	32.7%
Specialty retail	64,229	38,118	26,111	68.5%
DTC	41,185	34,518	6,667	19.3%
Total Net sales	$210,903	$152,124	$58,779	38.6%
Growth in professional was driven by volume growth from increased velocity (sales per point of distribution) of existing products and the net impact of new products launched since June 30, 2021, which include the Professional only 4-in-1 Moisture Mask, No. 4P Blonde Enhancer Toning Shampoo, No. 9 Bond Protector Nourishing Hair Serum, No. 4C Bond Maintenance Clarifying Shampoo, and 1-liter sizes in No. 4 Bond Maintenance Shampoo, No.4C Bond Maintenance Clarifying Shampoo and No. 5 Bond Maintenance Conditioner. The Company also experienced significant net sales growth in the U.S., Germany, and Italy.

Growth in specialty retail was driven by the addition of new customers and the net impact of new products launched since June 30, 2021, which include No. 4P Blonde Enhancer Toning Shampoo, No. 9 Bond Protector Nourishing Hair Serum, and No. 4C Bond Maintenance Clarifying Shampoo. The Company experienced significant net sales growth in the U.S., Canada, and France.

Growth in DTC was driven by the net impact of volume growth from new products launched since June 30, 2021, which include No. 4P Blonde Enhancer Toning Shampoo, No. 9 Bond Protector Nourishing Hair Serum, and No. 4C Bond Maintenance Clarifying Shampoo. The Company experienced significant net sales growth in the U.S. and China.
Cost of Sales and Gross Profit

(in thousands)	For the Three Months Ended June 30,		$ Change	% Change
	2022	2021
Cost of sales	$54,473	$31,592	$22,881	72.4%
Gross profit	$156,430	$120,532	$35,898	29.8%
Our cost of sales increased primarily due to inflationary pressures and growth in sales volume, partially offset by a $0.1 million decrease in the amortization of our acquired patented formulations.

Our gross profit margin, gross profit as a percentage of sales, decreased from 79.2% in the three months ended June 30, 2021 to 74.2% in the three months ended June 30, 2022, as a result of increased input costs for warehousing, inbound distribution and raw materials, which accounted for approximately three percentage points of the decline, with the remainder relating to product and channel mix. Gross profit margin was adversely impacted due to product mix in our professional channel as a result of our efforts to build a pipeline of the 1-liter sizes in each of No. 4 Bond Maintenance Shampoo, No. 4C Bond Maintenance Clarifying Shampoo and No. 5 Bond Maintenance Conditioner.

Operating Expenses

(in thousands)	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Selling, general, and administrative expenses	$26,111	$33,786	$(7,675)	(22.7)%
Amortization of other intangible assets	10,295	10,183	112	1.1%
Total operating expenses	$36,406	$43,969	$(7,563)	(17.2)%
The decline in selling, general and administrative expenses was primarily driven by a decrease of $14.3 million in other selling, general and administrative expenses related to non-recurring litigation costs that were recorded in the three months ended June 30, 2021, partially offset by increases of $2.4 million in sales and marketing expense, $2.4 million in payroll driven by workforce expansion, and $1.2 million in share-based compensation expense in the three months ended June 30, 2022.

Interest Expense

(in thousands)	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Interest expense	$(8,694)	$(15,563)	$6,869	(44.1)%

Interest expense decreased due to the Company refinancing its previously-existing 2020 Credit Agreement (as defined below) with a new 2022 Credit Agreement (as defined below) during the three months ended March 31, 2022, which reduced the Company’s outstanding debt and lowered the interest rate in respect thereof, in the three months ended June 30, 2022. See “Liquidity and Capital Resources Requirements – Credit Facility” for additional information.
Other Expense, Net

(in thousands)	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Other expense, net	(1,224)	$(157)	$(1,067)	679.6%
Total other expense, net	$(1,224)	$(157)	$(1,067)	679.6%
Other expense, net increased primarily due to an increase in foreign currency translation losses driven by strengthening of the U.S. dollar.
Income Tax Provision

(in thousands)	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Income tax provision	$22,391	$11,492	$10,899	94.8%

Our effective tax rate was 20.3% for the three months ended June 30, 2022, as compared to 18.9% for the three months ended June 30, 2021. The increase in the provision for income taxes from the comparative prior three months period is primarily due to the increase in the Company’s income before taxes over this period. The Company’s effective tax rate in the three months ended June 30, 2022 is lower than the statutory tax rate of 21% primarily due to the benefit associated with the foreign derived intangible income deduction (“FDII”), which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate, partially offset by the effect of state income taxes. The increase in the effective tax rate from the comparative prior three months period is primarily due to an increase in the effect of state income taxes.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income data for each of the periods presented:

	Six Months Ended June 30,
	2022		2021
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$397,099	100.0%	$270,243	100.0%
Cost of sales:
Cost of product (excluding amortization)	95,515	24.1	51,397	19.0
Amortization of patented formulations	3,949	1.0	4,719	1.7
Total cost of sales	99,464	25.0	56,116	20.8
Gross profit	297,635	75.0	214,127	79.2
Operating expenses:
Selling, general, and administrative	48,425	12.2	45,066	16.7
Amortization of other intangible assets	20,561	5.2	20,365	7.5
Total operating expenses	68,986	17.4	65,431	24.2
Operating income	228,649	57.6	148,696	55.0
Interest expense	(20,154)	(5.1)	(31,065)	(11.5)
Other expense, net		—		—
Loss on extinguishment of debt	(18,803)	(4.7)	—	—
Other expense, net	(1,601)	(0.4)	(204)	(0.1)
Total other expense, net	(20,404)	(5.1)	(204)	(0.1)
Income before provision for income taxes	188,091	47.4	117,427	43.5
Income tax provision	38,415	9.7	22,545	8.3
Net income	$149,676	37.7	$94,882	35.1
Comprehensive income	$149,676	37.7%	$94,882	35.1%
Net Sales

(in thousands)	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Net sales by Channel:
Professional	$182,548	$126,877	$55,671	43.9%
Specialty retail	$128,501	$69,858	58,643	83.9%
DTC	$86,050	$73,508	12,542	17.1%
Total Net sales	$397,099	$270,243	$126,856	46.9%

Growth in professional was driven by volume growth from increased velocity (sales per point of distribution) of existing products and the net impact of new products launched since June 30, 2021, which include No. 8 - Bond Intense Moisture Mask, the Professional only 4-in-1 Moisture Mask, No.4P Blonde Enhancer Toning Shampoo, No. 9 Bond Protector Nourishing Hair Serum, No. 4C Bond Maintenance Clarifying Shampoo, and 1-liter sizes in No. 4 Bond Maintenance Shampoo, No. 4C Bond Maintenance Clarifying Shampoo and No. 5 Bond Maintenance Conditioner. The Company also experienced significant net sales growth in the U.S., Germany and Italy.

Growth in specialty retail was driven by the addition of new customers and the net impact of new products launched since June 30, 2021, which include No. 8 - Bond Intense Moisture Mask, No. 9 Bond Protector Nourishing Hair Serum, No. 4P Blonde Enhancer Toning Shampoo, and No. 4C Bond Maintenance Clarifying Shampoo. The Company experienced significant net sales growth in the U.S., Canada, and France.

Growth in DTC was driven by the net impact of volume growth from new products launched since June 30, 2021, which include No. 8 - Bond Intense Moisture Mask, No. 4P Blonde Enhancer Toning Shampoo, No. 9 Bond Protector Nourishing

Hair Serum, and No. 4C Bond Maintenance Clarifying Shampoo. The Company experienced significant net sales growth in the U.S. and China.
Cost of Sales and Gross Profit

(in thousands)	For the Six Months Ended June 30,		$ Change	% Change
	2022	2021
Cost of sales	$99,464	$56,116	$43,348	77.2%
Gross profit	$297,635	$214,127	$83,508	39.0%
Our cost of sales increased primarily due to inflationary pressures and growth in sales volume, as well as a $4.3 million increase due to the inventory write-off and disposal costs related to unused stock of a product that the Company reformulated in June 2021 as a result of regulation changes in the E.U. In addition, cost of sales was partially offset by a $0.8 million decrease in the amortization of our acquired patented formulations.

Our gross profit margin decreased from 79.2% in the six months ended June 30, 2021 to 75.0% in the six months ended June 30, 2022 due to increased input costs for warehousing, inbound distribution, and raw materials, which accounted for approximately three percentage points of the decline, with the remainder relating to product and channel mix, and the inventory write-off and disposal costs discussed above.

Operating Expenses

(in thousands)	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Selling, general, and administrative expenses	48,425	45,066	$3,359	7.5%
Amortization of other intangible assets	20,561	20,365	196	1.0%
Total operating expenses	$68,986	$65,431	$3,555	5.4%
Selling, general and administrative expenses increased primarily due to increases of $4.5 million in payroll driven by workforce expansion, $4.4 million in sales and marketing expense, $2.2 million in share-based compensation expense, $2.0 million in distribution and fulfillment costs related to the increase in product sales volume, partially offset by a decrease of $14.3 million in general and administrative expenses primarily related to non-recurring litigation costs recorded in the three months ended June 30, 2021.
Interest Expense

(in thousands)	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Interest expense	$(20,154)	$(31,065)	$10,911	(35.1)%
Interest expense decreased due to the Company refinancing its previously-existing 2020 Credit Agreement with a new 2022 Credit Agreement during the three months ended March 31, 2022, which reduced the Company’s outstanding debt and lowered the interest rate in respect thereof, in the six months ended June 30, 2022. See “Liquidity and Capital Resources Requirements – Credit Facility” for additional information.

Other Expense, Net

(in thousands)	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Loss on extinguishment of debt	$(18,803)	$—	$(18,803)	—%
Other expense, net	(1,601)	$(204)	$(1,397)	684.8%
Total other expense, net	$(20,404)	$(204)	$(20,200)	9902.0%
As a result of the debt refinancing that occurred during the six months ended June 30, 2022, as described above, the Company recorded $18.8 million of loss on extinguishment of debt. Other expense, net also increased primarily due to an increase in foreign currency translation losses driven by the strengthening of the U.S. dollar.
Income Tax Provision

(in thousands)	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Income tax provision	$38,415	$22,545	$15,870	70.4%

Our effective tax rate was 20.4% for the six months ended June 30, 2022, as compared to 19.2% for the six months ended June 30, 2021. The increase in the provision for income taxes from the comparative prior period is primarily due to the increase in the Company’s income before taxes over this period. The Company’s effective tax rate in the six months ended June 30, 2022 is lower than the statutory tax rate of 21% primarily due to the benefit associated with the FDII, which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate, partially offset by the effect of state income taxes. The increase in the effective tax rate from the comparative prior period is primarily due to an increase in the effect of state income taxes.

Tax Receivable Agreement

Based on current tax laws and assuming that the Company earns sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement, we expect that future payments under the Tax Receivable Agreement relating to certain tax benefits of tax attributes existing prior to the Company’s initial public offering of shares of its common stock (the “IPO”), including tax basis in intangible assets and capitalized transaction costs relating to taxable years ending on or before the date of the IPO (calculated by assuming the taxable year of the relevant entity closes on the date of the IPO), that are amortizable over a fixed period of time (including in tax periods beginning after the IPO) and which are available to the Company and its wholly-owned subsidiaries, could aggregate to $229.3 million over the 14-year period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned upon the parties’ continued ownership of the Company. The Tax Receivable Agreement payment obligation as of June 30, 2022 is $229.3 million, of which $208.5 million was recorded in long term liabilities and $20.8 million was recorded in current liabilities.
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

A considerable portion of our operating income is earned outside the United States; however, the majority of our bank deposits are held within the United States.
As of June 30, 2022, we had $198.0 million of cash and cash equivalents. In addition, as of June 30, 2022, we had borrowing capacity of $150.0 million under the 2022 Revolver, providing us with a liquidity position of $348.0 million plus $140.4 million of working capital excluding cash and cash equivalents for a combined $488.4 million liquidity position.
Although there is no current need, we primarily examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to maintain financial flexibility and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$128,053	$74,953
Investing activities	(945)	(64)
Financing activities	(115,468)	(9,423)
Net increase in cash and cash equivalents:	$11,640	$65,466
Operating Activities
The increase in net cash provided by operating activities was primarily a result of an increase in net income of $54.8 million and adjusting items, including loss on extinguishment of debt of $18.8 million related to the refinancing of the 2020 Credit Agreement, partially offset by the inventory write-off and disposal adjustment of $4.3 million recorded in the three months ended March 31, 2022, and changes in working capital.
Investing Activities
The Company’s investing activities include purchases of software, property and equipment.
Financing Activities
The Company’s financing activities for the six months ended June 30, 2022 primarily consisted of cash outflows for payments on our long-term debt and debt issuance costs, offset by proceeds from the issuance of the 2022 Credit Agreement. For the six months ended June 30, 2021, the Company’s financing activities primarily consisted of cash outflows for payments on our long-term debt.
Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash, cash equivalents and cash generated from operations and draws on our 2022 Revolver will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital, ordinary course capital expenditures, and other commitments for at least the next 12 months.
Credit Facility

On February 23, 2022, Olaplex, Inc. entered into a seven-year $675 million senior-secured term loan facility (the “2022 Term Loan Facility”) and a five-year $150 million senior-secured revolving credit facility (the “2022 Revolver”), which includes a $25 million letter of credit sub-facility and a $25 million swingline loan sub-facility (collectively, the “2022 Credit Agreement”). The 2022 Credit Agreement refinanced and replaced the previously existing secured credit agreement entered into by Olaplex, Inc. in January 2020 (such agreement, as amended, the “2020 Credit Agreement”). The 2020 Credit Agreement consisted of an $800 million term loan facility and a $51 million revolving credit facility, which included a $10 million letter of credit sub-facility and a $5 million swingline loan facility.

Installment payments on the 2022 Term Loan Facility are required to be made in quarterly installments of $1,687,500, with the remaining balance due upon maturity. The 2022 Term Loan Facility can be prepaid at any time subject to a 1% penalty provision (with certain exceptions) if paid prior to August 23, 2022, and is subject to certain mandatory prepayments, as described in the agreement governing the 2022 Credit Agreement.
The interest rate on outstanding debt under the 2022 Term Loan Facility was 4.8% as of June 30, 2022. The interest rates for all facilities under the 2022 and 2020 Credit Agreements were calculated based upon the Company’s election between the applicable published reference rate at time of election plus an additional interest rate spread, or an “Alternate Base Rate” (as defined in the 2022 Credit Agreement or the 2020 Credit Agreement, as applicable) plus an additional interest rate spread.

We incurred costs directly related to the 2022 Credit Agreement of $11.9 million, consisting primarily of lender fees of $1.7 million and third-party fees of $10.2 million during the six months ended June 30, 2022. These fees were allocated between the 2022 Revolver and the 2022 Term Loan Facility. 2022 Term Loan Facility fees are capitalized and recorded as a reduction of the carrying amount of non-current debt, 2022 Revolver Facility fees are capitalized and recorded as Other Assets on the balance sheet.

The 2022 Credit Agreement includes, and the 2020 Credit Agreement included, reporting, financial, and maintenance covenants that require, among other things, for the Company to comply with certain maximum secured leverage ratios, which the Company was in compliance with on June 30, 2022 and December 31, 2021. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement.

As of June 30, 2022, the Company had outstanding indebtedness under the 2022 Credit Agreement of $673.3 million, of which $6.8 million was classified as current. As of June 30, 2022, the Company had $150.0 million of available borrowing capacity under the 2022 Revolver.

Tax Receivable Agreement Obligations
Although the actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors including the amount, character and timing of the Company’s and its subsidiaries’ taxable income in the future and the tax rates then applicable to us and our subsidiaries, we expect the payments that will be required to be made under the Tax Receivable Agreement will be substantial and to be funded out of working capital. See “Comparison of the Six Months ended June 30, 2022 to the Six Months ended June 30, 2021 – Tax Receivable Agreement” above for additional information.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course of business to our contractual obligations since the filing of Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including revenue recognition, inventory, business combinations, valuation of goodwill, share based compensation, income taxes and the Tax Receivable Agreement, see our discussion for the year ended December 31, 2021 in the 2021 Form 10-K. There have been no material changes to these policies in the three and six months ended June 30, 2022.

New Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies” to our unaudited interim Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for information regarding new accounting pronouncements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of our business. This includes risk associated with interest rates, inflation and foreign exchange.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. Interest rate changes generally do not affect the market value of the 2022 Term Loan Facility; however, they do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of June 30, 2022, we had $673 million of outstanding variable rate loans under the 2022 Term Loan Facility. Based on our June 30, 2022 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $6.7 million over the next 12 months.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

OLAPLEX HOLDINGS, INC.

	By:	/s/ JuE Wong
August 09, 2022		Name:	JuE Wong
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Tiziani
August 09, 2022		Name:	Eric Tiziani
		Title:	Chief Financial Officer
(Principal Financial Officer)