Form 10-Q
period 2022-09-30
OLAPLEX HOLDINGS, INC.
filed 2022-11-09
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, registrant had 649,181,334 shares of common stock, par value $0.001 per share, outstanding.

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

•our ability to anticipate and effectively respond to market trends, including with respect to new product introductions;

•our ability to successfully implement new or additional marketing efforts;

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

•increasing cost of debt and our ability to service our existing indebtedness and obtain additional capital to finance operations and our growth opportunities;

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

•the impact of changes in laws, regulations and administrative policy, including those that limit United States (“U.S.”) tax benefits or impact trade agreements and tariffs;

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

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated, expected, intended, planned or projected. We discuss many of these risks in greater detail in the “Risk Factors” section included in the 2021 Form 10-K. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. Unless required by U.S. federal securities laws, we neither intend nor assume any obligation to update these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share and share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$249,399	$186,388
Accounts receivable, net of allowances of $14,976 and $8,231	93,286	40,779
Inventory	151,283	98,399
Other current assets	3,277	9,621
Total current assets	497,245	335,187
Property and equipment, net	614	747
Intangible assets, net	1,007,267	1,043,344
Goodwill	168,300	168,300
Deferred taxes, net	12,876	8,344
Other assets	10,498	4,500
Total assets	$1,696,800	$1,560,422

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$23,126	$19,167
Accrued expenses and other current liabilities	26,031	17,332
Accrued sales and income taxes	16,096	12,144
Current portion of long-term debt	6,750	20,112
Current portion of Related Party payable pursuant to Tax Receivable Agreement	16,557	4,157
Total current liabilities	88,560	72,912
Related Party payable pursuant to Tax Receivable Agreement	208,582	225,122
Long-term debt	655,662	738,090
Total liabilities	952,804	1,036,124

Contingencies (Note 11)

Stockholders’ equity (Notes 1 and 9):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 649,112,823 and 648,794,041 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	649	648
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	310,193	302,866
Accumulated other comprehensive income	1,931	—
Retained earnings	431,223	220,784
Total stockholders’ equity	743,996	524,298
Total liabilities and stockholders’ equity	$1,696,800	$1,560,422

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$176,454	$161,624	$573,553	$431,867
Cost of sales:
Cost of product (excluding amortization)	45,484	32,462	140,999	83,859
Amortization of patented formulations	1,142	1,680	5,091	6,399
Total cost of sales	46,626	34,142	146,090	90,258
Gross profit	129,828	127,482	427,463	341,609
Operating expenses:
Selling, general, and administrative	30,807	30,257	79,232	75,323
Amortization of other intangible assets	10,329	10,182	30,890	30,547
Total operating expenses	41,136	40,439	110,122	105,870
Operating income	88,692	87,043	317,341	235,739
Interest expense	(10,499)	(14,987)	(30,653)	(46,052)
Other expense, net
Loss on extinguishment of debt	—	—	(18,803)	—
Other expense, net	(2,251)	(213)	(3,852)	(417)
Total other expense, net	(2,251)	(213)	(22,655)	(417)
Income before provision for income taxes	75,942	71,843	264,033	189,270
Income tax provision	15,179	15,252	53,594	37,797
Net income	$60,763	$56,591	$210,439	$151,473

Net income per share:
Basic	$0.09	$0.09	$0.32	$0.23
Diluted	$0.09	$0.08	$0.30	$0.22
Weighted average common shares outstanding:
Basic	649,099,780	648,124,642	648,963,625	648,082,081
Diluted	691,257,654	690,711,782	691,585,787	689,108,272

Other comprehensive income:
Unrealized gain on derivatives, net of income tax effect	$1,931	$—	$1,931	$—
Total other comprehensive income:	1,931	—	1,931	—
Total comprehensive income:	$62,694	$56,591	$212,370	$151,473
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(amounts in thousands, except number of shares)
(Unaudited)

	Shares (Note 1)	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance - December 31, 2021	648,794,041	$648	$302,866	$—	$220,784	$524,298
Net income	—	—	—		61,961	61,961
Conversion of cash-settled units to stock-settled stock appreciation rights	—	—	1,632		—	1,632
Exercise of stock-settled stock appreciation rights	117,180	—	348		—	348
Shares withheld and retired on exercise of stock-settled stock appreciation rights	(55,244)	—	(920)		—	(920)
Share-based compensation expense	—	—	1,696		—	1,696
Balance – March 31, 2022	648,855,977	648	305,622	—	282,745	589,015
Net income	—	—	—		87,715	87,715
Exercise of stock options	231,846	1	739		—	740
Share-based compensation expense	—	—	1,727		—	1,727
Balance – June 30, 2022	649,087,823	649	308,088	—	370,460	679,197
Net income	—	$—	$—	—	$60,763	$60,763
Exercise of stock options	25,000	$—	$74	—	$—	$74
Share-based compensation expense	—	$—	$2,031	—	$—	$2,031
Unrealized gain on derivatives	—	$—	$—	1,931	$—	$1,931
Balance – September 30, 2022	649,112,823	$649	$310,193	$1,931	$431,223	$743,996

	Shares (Note 1)		Amount		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance - December 31, 2020	647,888,387		$648		$530,025	$—	$—	$530,673
Issuance of common stock	236,255		—		633	—	—	633
Net income	—		—		—	—	45,531	45,531
Share-based compensation expense	—		—		627	—	—	627
Balance – March 31, 2021	648,124,642		648		531,285	—	45,531	577,464
Net income	—		—		—	—	49,351	49,351
Share-based compensation expense	—		—		547	—	—	547
Balance – June 30, 2021	648,124,642		648		531,832	—	94,882	627,362
Net income	—		—		—	—	56,591	56,591
Tax receivable agreement	—		—		(232,893)	—	—	(232,893)
Share-based compensation expense	—		—		1,945	—	—	1,945
Balance – September 30, 2021	648,124,642	PY	$648	PY	$300,884	$—	$151,473	$453,005

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$210,439	$151,473
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Amortization of patent formulations	5,091	6,399
Amortization of other intangibles	30,890	30,547
Inventory write-off and disposal	5,958	—
Depreciation of fixed assets	233	87
Amortization of debt issuance costs	2,955	2,084
Deferred taxes	(4,532)	3,852
Share-based compensation expense	5,454	3,119
Loss on extinguishment of debt	18,803	—
Other operating	147	—
Changes in operating assets and liabilities, net of effects of acquisition (as applicable):
Accounts receivable, net	(52,507)	(44,906)
Inventory	(57,132)	(35,090)
Other current assets	6,344	(5,760)
Accounts payable	3,959	9,165
Accrued expenses and other current liabilities	14,283	9,355
Other assets/liabilities	(8,578)	—
Net cash provided by operating activities	181,807	130,325

Cash flows from investing activities:
Purchase of property and equipment	(100)	(859)
Purchase of software	(1,612)	—
Purchase of investment in nonconsolidated entity	—	(4,500)
Net cash used in investing activities	(1,712)	(5,359)

Cash flows from financing activities:
Proceeds from the issuance of stock	—	633
Proceeds from exercise of stock options	814	—
Payments for shares withheld and retired for taxes and exercise price for stock-settled stock appreciation rights	(572)	—
Principal payments for 2022 Term Loan Facility, and principal payments and prepayment fees for 2020 Term Loan Facility	(780,382)	(15,084)
Proceeds from the issuance of 2022 Term Loan Facility	675,000	—
Payments of debt issuance costs	(11,944)	—
Net cash used in financing activities	(117,084)	(14,451)

Net increase in cash and cash equivalents	63,011	110,515
Cash and cash equivalents - beginning of period	186,388	10,964
Cash and cash equivalents - end of period	$249,399	$121,479

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$54,904	$16,105
Cash paid during the year for interest	21,716	43,968
Cash paid during the year for offering and strategic transition costs	$—	$3,840
Supplemental disclosure of noncash activities:
Public offering and strategic transition costs included in accounts payable and accrued expenses	$—	$4,542
Increase in related party payable related to the tax receivable agreement	—	232,893
Cash-settled units liability reclassification to additional paid in capital	$1,632	$—
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of share-based options and stock settled rights; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting unit; the fair value of our interest rate cap; useful lives of our tangible and intangible assets; allowance for promotions; estimated income tax and tax receivable payments; the net realizable value of, and demand for our inventory. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value, which approximates fair value due to the short-term maturity. The Company’s long-term debt is recorded at its carrying value in the Consolidated Balance Sheets, which may differ from fair value. The Company’s interest rate cap is recorded at its Level 3 fair value in the Condensed Consolidated Balance Sheets.

Accounting Policies

The Company entered into an interest rate cap transaction during the quarter ended September 30, 2022. See further discussion of this transaction in “Note 8 – Long-Term Debt – Interest Rate Cap Transaction”. As a result, the Company has updated its accounting policies to include a policy on derivative instruments and hedging, per below:

Accounting Policy for Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value in accordance with FASB Accounting Standards Codification (“ASC”) ASC 815, “Derivatives and Hedging”. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative as a hedge and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (in a fair value hedge) or the earnings effect of the hedged forecasted transactions (in a cash flow hedge). The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company otherwise elects not to apply hedge accounting.

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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The guidance in this ASU supersedes the leasing guidance in “Leases (Topic 840).” Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for Company fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted this accounting standard on January 1, 2022. Adoption of this standard did not have a material impact on its Condensed Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 31, 2022 with early adoption permitted. The Company adopted this accounting standard on January 1, 2022. Adoption of this standard did not have a material impact on its Condensed Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. The amendments in the ASU are effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted this accounting standard on July 1, 2022. Adoption of this standard did not have a material impact on its Condensed Consolidated Financial Statements.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales by Channel:
Professional	$62,991	$74,978	$245,539	$201,855
Specialty retail	74,191	46,343	202,692	116,201
DTC	39,272	40,303	125,322	113,811
Total Net sales	$176,454	$161,624	$573,553	$431,867
Revenue by major geographic region is based upon the geographic location of customers who purchase our products, however the majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency. During the three and nine months ended September 30, 2022 and September 30, 2021, our net sales to consumers in the United States and International regions were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales by Geography:
United States	$89,543	$93,611	$330,973	$252,224
International	86,911	68,013	242,580	179,643
Total Net sales	$176,454	$161,624	$573,553	$431,867
United Kingdom (“U.K.”) net sales for the three and nine months ended September 30, 2022 were 13% and 10% of total net sales, respectively, and net sales for the three and nine months ended September 30, 2021 were 15% of total net sales. No other International country exceeds 10% of total net sales.
NOTE 4 - INVENTORY
Inventory as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$37,173	$20,852
Finished goods	114,110	77,547
Inventory	$151,283	$98,399

NOTE 5 - INVESTMENT IN NONCONSOLIDATED ENTITY

Our investment in and advances to our nonconsolidated entity as of September 30, 2022 and December 31, 2021 represents our investment in a limited liability company. We do not control or have significant influence over the operating and financial policies of this entity.

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

	September 30, 2022	December 31, 2021
Capital contributions, net of distributions and impairments	$4,500	$4,500
Total investments in and advances to nonconsolidated entity	$4,500	$4,500
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised of the following:

	September 30, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(103,874)	$848,126
Product formulations	15 years	136,000	(24,732)	111,268
Customer relationships	20 years	53,000	(7,228)	45,772
Software	3 years	2,503	(402)	2,101
Total finite-lived intangibles		1,143,503	(136,236)	1,007,267
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,311,803	$(136,236)	$1,175,567

	December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(75,314)	$876,686
Product formulations	15 years	136,000	(17,932)	118,068
Customer relationships	20 years	53,000	(5,241)	47,759
Software	3 years	890	(59)	831
Total finite-lived intangibles		1,141,890	(98,546)	1,043,344
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,310,190	$(98,546)	$1,211,644
The amortization of the Company’s brand name, customer relationships and software is recorded to Amortization of other intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Income. A portion of Amortization of patented formulations is capitalized to Inventory in the Condensed Consolidated Balance Sheets, and the remainder is recorded to Amortization of patented formulations in the Condensed Consolidated Statements of Operations

and Comprehensive Income. Amortization of the Company’s definite-lived intangible assets for the three and nine month periods ended September 30, 2022 and 2021 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Amortization of patented formulations	$1,142	$1,680	$5,091	$6,399

Amortization expense, brand name and customer relationships	10,182	10,182	30,547	30,547
Amortization expense, software	147	—	343	—
Amortization of other intangible assets	10,329	10,182	30,890	30,547

Amortization of patented formulations capitalized to inventory	$1,125	$587	$1,709	$401
NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Accrued interest	$8,344	$—
Deferred revenue	4,890	5,022
Accrued freight	4,823	636
Payroll liabilities	4,418	6,302
Accrued other	3,556	5,372
Accrued expenses and other current liabilities	$26,031	$17,332
NOTE 8 - LONG-TERM DEBT
The Company’s Long-Term Debt as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)(1)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$671,626	$—
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(2)	—	—
Credit Agreement, dated as of January 8, 2020, as amended (the “2020 Credit Agreement”)(1)
$800 Million 6-Year Senior Secured Term Loan Facility, as amended (the “2020 Term Loan Facility”)	—	769,235
$51 Million 5-Year Senior Secured Revolving Credit Facility, as amended (the “2020 Revolver”)(2)	—	—
Debt issuance costs	(9,214)	(11,033)
Total term loan debt	662,412	758,202
Less: Current portion	(6,750)	(20,112)
Long-term debt, net of debt issuance costs and current portion	$655,662	$738,090
(1) The 2022 Credit Agreement refinanced and replaced the 2020 Credit Agreement.
(2) As of September 30, 2022 and December 31, 2021, the Company did not have outstanding draws on the 2022 Revolver or 2020 Revolver, respectively, including letters of credit and swingline loan sub-facilities. As of September 30, 2022, the Company had $150 million of available borrowing capacity under the 2022 Revolver.

The interest rate on outstanding debt under the 2022 Term Loan Facility was 6.1% as of September 30, 2022, and the interest rate on outstanding debt under the 2020 Term Loan Facility was 7.5% as of December 31, 2021. The interest rates for all facilities under the 2022 and 2020 Credit Agreements were calculated based upon the Company’s election between the applicable published reference rate at time of election plus an additional interest rate spread, or an “Alternate Base Rate” (as defined in the 2022 Credit Agreement or the 2020 Credit Agreement, as applicable) plus an additional interest rate spread.
Interest expense, inclusive of debt amortization, was $10,499 and $30,653 for the three and nine months ended September 30, 2022, respectively, and $14,987 and $46,052 for the three and nine months ended September 30, 2021, respectively.

The 2022 Credit Agreement includes, and the 2020 Credit Agreement included, reporting, financial, and maintenance covenants that require, among other things, for the Company to comply with certain maximum secured leverage ratios, which the Company was in compliance with on September 30, 2022 and December 31, 2021. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement.

The fair value of the Company’s long-term debt is based on the market value of our long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of September 30, 2022, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $662.4 million, and the fair value of the Company’s long-term debt was $646.4 million. As of December 31, 2021, the carrying amount of the Company’s long-term debt under the 2020 Credit Agreement approximated its fair value, as the stated rate approximated market rates for loans with similar terms.

Interest Rate Cap Transaction

The Company’s results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement, including the 2022 Term Loan Facility. The Company may, from time to time, utilize interest rate derivatives in an effort to add stability to interest expense and to manage its exposure to interest rate movements. On August 11, 2022, the Company entered into an interest rate cap transaction (the “interest rate cap”) in connection with the 2022 Term Loan Facility, with a notional amount of $400 million. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate applicable to the transaction, in exchange for an up-front premium paid by the Company. The Company has designated the interest rate cap as a cash-flow hedge for accounting purposes.

For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

	Asset Derivatives
	September 30, 2022	December 31, 2021
Interest rate cap
Balance Sheet Caption
Other Assets	$4,357	$—

During the three and nine months ended September 30, 2022, the Company’s interest rate cap generated an unrecognized pre-tax gain of $2.4 million, recorded in Accumulated Other Comprehensive Income on the Company’s Condensed Consolidated Balance Sheets. The Company also recognized Interest expense of $0.1 million related to amortization of the interest rate cap premium paid by the Company in connection with the interest rate cap. The Company did not have an interest rate cap agreement in place during the three and nine months ended September 30, 2021.

The Company performed an initial effectiveness assessment on the interest rate cap, and determined it to be an effective hedge of the cash flows related to the interest rate payments on the 2022 Term Loan Facility. The hedge is being evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in Accumulated Other Comprehensive Income and periodic settlements of the interest rate cap will be recorded in interest expense along with the interest on amounts outstanding under the 2022 Term Loan Facility. Payment of the up-front premium of the interest rate cap is included within Other assets/liabilities within cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows.

The Company does not hold or issue derivative financial instruments for trading purposes, nor does it hold or issue leveraged derivative instruments. By using derivative financial instruments to hedge exposures to interest rate fluctuations, the Company exposes itself to counterparty credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the applicable contracts.
NOTE 9 - EQUITY

During the nine months ended September 30, 2022, the Company converted 886,950 of cash-settled units into net stock-settled stock appreciation rights (“SARs”), with a fair value liability of $1,632 reclassified to additional paid-in capital. The Company issued 117,180 shares of its common stock upon vesting and settlement of the converted SARs. The Company repurchased 55,244 of outstanding shares of its common stock for the net settlement of SARs for payment of taxes related to such SARs, that were accounted for as a share retirement. Additionally, the Company issued 256,846 shares of its common stock as a result of stock options exercised during the nine months ended September 30, 2022.
NOTE 10 - RELATED PARTY TRANSACTIONS
In July 2020, the Company entered into an agreement with CI&T, an information technology and software company, in which certain investment funds affiliated with Advent International Corporation (the “Advent Funds”) hold a greater than 10% equity interest. During the three and nine months ended September 30, 2022, the Company paid CI&T $153 and $179, respectively. During the three and nine months ended September 30, 2021, the Company paid CI&T $30 and $189 respectively, for services related to the development, maintenance and enhancement of the Olaplex professional application, all of which were negotiated on market terms.

Tax Receivable Agreement

In connection with the Reorganization, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Tax Receivable Agreement”. During the three and nine months ended September 30, 2022, the Company made a payment to the Pre-IPO Stockholders of $4.2 million as required pursuant to the terms of the Tax Receivable Agreement.
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
As of September 30, 2022 and December 31, 2021, the Company was not subject to any pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

NOTE 12 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net Income	$60,763	$56,591	$210,439	$151,473

Denominator:
Weighted average common shares outstanding – basic	649,099,780	648,124,642	648,963,625	648,082,081
Dilutive common equivalent shares from equity options	42,157,874	42,587,140	42,622,162	41,026,191
Weighted average common shares outstanding – diluted	691,257,654	690,711,782	691,585,787	689,108,272

Net income per share:
Basic	$0.09	$0.09	$0.32	$0.23
Diluted	$0.09	$0.08	$0.30	$0.22

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
OLAPLEX disrupted and revolutionized the professional hair care industry by creating the bond building category in 2014. We have grown from an initial offering of three products sold exclusively through the professional channel to a broader suite of products offered through the professional, specialty retail and DTC channels that have been strategically developed to address three key uses: treatment, maintenance and protection. Our patent-protected bond building technology repairs disulfide bonds in human hair that are destroyed via chemical, thermal, mechanical, environmental and aging processes. Our current product portfolio comprises fourteen unique, complementary products specifically developed to provide a holistic regimen for hair health.
The strength of our business model and ability to scale have created a compelling financial profile characterized by revenue growth and very strong profitability. We have developed a mutually reinforcing, synergistic, omnichannel model that leverages the strength of each of our channels and our strong digital capabilities that we apply across our sales platforms. Our professional channel serves as the foundation for our brand, validating the quality of our products and influencing our consumers’ purchasing decisions. The DTC channel and specialty retail channel have both contributed to the success of our omnichannel model. Our DTC channel, comprised of OLAPLEX.com and sales through third-party e-commerce platforms, also provides us with the opportunity to engage directly with our consumers to provide powerful feedback that drives decisions we make around new product development.
Third quarter 2022 financial highlights
•Net sales increased 9.2% from $161.6 million in the three months ended September 30, 2021 to $176.5 million in the three months ended September 30, 2022. For the three months ended September 30, 2022, net sales in our professional channel decreased 16.0%, our specialty retail channel grew 60.1% and our DTC channel decreased 2.6%, in each case as compared to the three months ended September 30, 2021. We believe the decreases in our professional and DTC channels were driven by macroeconomic concerns that impacted the stylist community, key customers reducing inventory levels in response to lower sell through trends, and increased competitive activity including discounting.
•Gross profit margin, gross profit as a percentage of sales, decreased from 78.9% in the three months ended September 30, 2021 to 73.6% in the three months ended September 30, 2022, primarily as a result of product mix, higher input costs for warehousing, transportation, raw materials, and one-time labeling stock write-off and disposal costs.

•Operating expenses for the three months ended September 30, 2022 increased by 1.7%, as compared to the three months ended September 30, 2021, primarily as a result of increased sales and marketing expense, public company compliance and other related expenses, higher payroll due to workforce expansion, and higher professional fees, partially offset by one-time initial public offering costs and cash settled unit costs incurred in the three months ended September 30, 2021.
•Operating income increased from $87.0 million for the three months ended September 30, 2021 to $88.7 million for the three months ended September 30, 2022.
•Net income increased from $56.6 million for the three months ended September 30, 2021 to $60.8 million for the three months ended September 30, 2022.
Year-to-date 2022 financial highlights
•Net sales increased 32.8% from $431.9 million in the nine months ended September 30, 2022 to $573.6 million in the nine months ended September 30, 2022. For the nine months ended September 30, 2022, net sales in our professional channel grew 21.6%, our specialty retail channel grew 74.4%, and our DTC channel grew 10.1%, in each case as compared to the nine months ended September 30, 2021.
•Gross profit margin decreased from 79.1% in the nine months ended September 30, 2021 to 74.5% in the nine months ended September 30, 2022, primarily as a result of product mix, higher input costs for raw materials, warehousing, and transportation, as well as one-time inventory and labeling stock write-off and disposal costs.
•Operating expenses for the nine months ended September 30, 2022 increased by 4.0%, as compared to the nine months ended September 30, 2021, primarily as a result of increased sales and marketing expense, higher payroll due to workforce expansion, higher professional fees, share-based compensation expense and distribution and fulfillment expenses, partially offset by one-time initial public offering costs, legal costs, and cash settled unit costs incurred in the nine months ended September 30, 2021.
•Operating income increased from $235.7 million for the nine months ended September 30, 2021 to $317.3 million for the nine months ended September 30, 2022.
•Net income increased from $151.5 million for the nine months ended September 30, 2021 to $210.4 million for the nine months ended September 30, 2022.
Results of operations
Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income data for each of the periods presented:

	Three Months Ended September 30,
	2022		2021
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$176,454	100.0%	$161,624	100.0%
Cost of sales:
Cost of product (excluding amortization)	45,484	25.8	32,462	20.1
Amortization of patented formulations	1,142	0.6	1,680	1.0
Total cost of sales	46,626	26.4	34,142	21.1
Gross profit	129,828	73.6	127,482	78.9
Operating expenses:
Selling, general, and administrative	30,807	17.5	30,257	18.7
Amortization of other intangible assets	10,329	5.9	10,182	6.3
Total operating expenses	41,136	23.3	40,439	25.0
Operating income	88,692	50.3	87,043	53.9
Interest expense	(10,499)	(5.9)	(14,987)	(9.3)
Other expense, net	(2,251)	(1.3)	(213)	(0.1)
Income before provision for income taxes	75,942	43.0	71,843	44.5
Income tax provision	15,179	8.6	15,252	9.4
Net income	$60,763	34.4	$56,591	35.0
Net Sales
The Company distributes products in the U.S. and internationally through professional distributors in the salon channel, directly to retailers for sale in their physical stores and e-commerce sites, and DTC through sales to pure-play e-commerce customers and through the Company’s own Olaplex.com websites. As such, our three business channels consist of professional, specialty retail and DTC as follows:

(in thousands)	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net sales by Channel:
Professional	$62,991	$74,978	$(11,987)	(16.0)%
Specialty retail	74,191	46,343	27,848	60.1%
DTC	39,272	40,303	(1,031)	(2.6)%
Total Net sales	$176,454	$161,624	$14,830	9.2%

The decline in professional was driven by volume decline from decreased velocity (sales per point of distribution) of existing products, which the Company believes is due to macroeconomic concerns impacting the stylist community, and certain key distributors opting to reduce inventory levels in response to the lower sell through trends. Net sales decline in the U.S. was partly offset by net sales growth in Italy, the U.K. and Germany. Sales growth in these countries is primarily attributable to product price increases effected by the Company during the three months ended September 30, 2022, and the net impact of new products launched since September 30, 2021, including 1-liter sizes in No. 4 Bond Maintenance Shampoo, No.4C Bond Maintenance Clarifying Shampoo, and No. 5 Bond Maintenance Conditioner.

The growth in specialty retail was driven by the addition of new customers and the net impact of new products launched since September 2021, which include No. 9 Bond Protector Nourishing Hair Serum and No. 4C Bond Maintenance Clarifying Shampoo. A deceleration in sell-through trends amongst certain of the Company’s U.S. specialty retail customers, which the Company believes was related to increased competitive activity including discounting, was more than offset by the Company’s successful launch into Ulta Beauty, a higher sell-in of holiday kits and pricing changes in the U.S and international markets.
The decline in DTC was driven by the volume decline from decreased velocity at Olaplex.com, particularly in the U.S. The Company believes this decline was driven by deceleration in sell-through trends amongst certain of the Company’s third party DTC customers related to increased competitive activity including discounting, offset by a higher sell-in of holiday kits and pricing changes.

Cost of Sales and Gross Profit

(in thousands)	For the Three Months Ended September 30,		$ Change	% Change
	2022	2021
Cost of sales	$46,626	$34,142	$12,484	36.6%
Gross profit	$129,828	$127,482	$2,346	1.8%
Our cost of sales increased primarily due to inflationary pressures and growth in sales volume, as well as increases related to write-off and disposal costs of $1.6 million related to unused labeling stock that became obsolete as a result of regulation changes in the E.U., and distribution start-up costs of $0.4 million, partially offset by a $0.5 million decrease in the amortization of our acquired patented formulations.

Our gross profit margin, gross profit as a percentage of sales, decreased from 78.9% in the three months ended September 30, 2021 to 73.6% in the three months ended September 30, 2022, as a result of increased input costs for warehousing, transportation and raw materials, which accounted for approximately four percentage points of the decline, inflation on product costs, and labeling stock write off and disposal costs, with the remainder relating to product and customer mix. Gross profit margin was also adversely impacted due to increased sales of holiday kits at a lower margin versus the individual products in the Company’s product portfolio, which was offset by the benefit of the product price increase effected by the Company during the three months ended September 30, 2022.
Operating Expenses

(in thousands)	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Selling, general, and administrative expenses	$30,807	$30,257	$550	1.8%
Amortization of other intangible assets	10,329	10,182	147	1.4%
Total operating expenses	$41,136	$40,439	$697	1.7%
The increase in selling, general and administrative expenses was primarily driven by increases of $4.3 million in sales and marketing expense, $2.5 million in public company compliance and other related expenses, $2.2 million in payroll expenses driven by workforce expansion, and $2.1 million of professional fees, partially offset by $6.1 million in non-capitalizable IPO and strategic transition costs and $4.4 million in cash-settled units compensation expense recorded in the three months ended September 30, 2021.

Interest Expense, Net

(in thousands)	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Interest expense, net	$(10,499)	$(14,987)	$4,488	(29.9)%

Interest expense decreased due to the Company refinancing its previously-existing 2020 Credit Agreement (as defined below) with a new 2022 Credit Agreement (as defined below) during the three months ended March 31, 2022, which reduced the Company’s outstanding debt and lowered the interest rate in respect thereof, in the three months ended September 30, 2022. See “Liquidity and Capital Resources Requirements – Credit Facility” for additional information.
Other Expense, Net

(in thousands)	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Other expense, net	$(2,251)	$(213)	$(2,038)	956.8%

Other expense, net increased primarily due to an increase in foreign currency transaction losses driven by strengthening of the U.S. dollar.
Income Tax Provision

(in thousands)	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Income tax provision	$15,179	$15,252	$(73)	(0.5)%

The Company’s effective tax rate was 20.0% for the three months ended September 30, 2022, as compared to 21.2% for the three months ended September 30, 2021.The Company’s effective tax rate for the three months ended September 30, 2022 is lower than the statutory tax rate of 21% primarily due to the benefit associated with the foreign derived intangible income deduction (“FDII”), which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate, partially offset by the net impact of state income taxes. The decrease in the effective tax rate from the comparative prior three months period is primarily due to the unfavorable impact of non-recurring IPO costs that were not deductible for tax purposes in the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income data for each of the periods presented:

	Nine Months Ended September 30,
	2022		2021
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$573,553	100.0%	$431,867	100.0%
Cost of sales:
Cost of product (excluding amortization)	140,999	24.6	83,859	19.4
Amortization of patented formulations	5,091	0.9	6,399	1.5
Total cost of sales	146,090	25.5	90,258	20.9
Gross profit	427,463	74.5	341,609	79.1
Operating expenses:
Selling, general, and administrative	79,232	13.8	75,323	17.4
Amortization of other intangible assets	30,890	5.4	30,547	7.1
Total operating expenses	110,122	19.2	105,870	24.5
Operating income	317,341	55.3	235,739	54.6
Interest expense	(30,653)	(5.3)	(46,052)	(10.7)
Other expense, net
Loss on extinguishment of debt	(18,803)	(3.3)	—	—
Other expense, net	(3,852)	(0.7)	(417)	(0.1)
Total other expense, net	(22,655)	(3.9)	(417)	(0.1)
Income before provision for income taxes	264,033	46.0	189,270	43.8
Income tax provision	53,594	9.3	37,797	8.8
Net income	$210,439	36.7	$151,473	35.1
Net Sales

(in thousands)	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net sales by Channel:
Professional	$245,539	$201,855	$43,684	21.6%
Specialty retail	$202,692	$116,201	86,491	74.4%
DTC	$125,322	$113,811	11,511	10.1%
Total Net sales	$573,553	$431,867	$141,686	32.8%

The growth in professional was driven by volume growth from increased velocity (sales per point of distribution) of existing products and the net impact of new products launched since September 30, 2021, which include No.4P Blonde Enhancer Toning Shampoo, No. 9 Bond Protector Nourishing Hair Serum, and No. 4C Bond Maintenance Clarifying Shampoo, and 1-liter sizes in No. 4 Bond Maintenance Shampoo, No. 5 Bond Maintenance Conditioner, and No. 4C Bond Maintenance Clarifying Shampoo. The Company also experienced significant net sales growth in the U.S., Germany and Italy.
The growth in specialty retail was driven by the addition of new customers and the net impact of new products launched since September 30, 2021, which include No. 9 Bond Protector Nourishing Hair Serum, No. 4P Blonde Enhancer Toning Shampoo, and No. 4C Bond Maintenance Clarifying Shampoo. The Company experienced significant net sales growth in the U.S., Canada, and France.

The growth in DTC was driven by the net impact of volume growth from new products launched since September 30, 2021, which include No. 4P Blonde Enhancer Toning Shampoo, No. 9 Bond Protector Nourishing Hair Serum, and No. 4C Bond Maintenance Clarifying Shampoo. The Company experienced net sales growth in the U.S. and China.

Cost of Sales and Gross Profit

(in thousands)	For the Nine Months Ended September 30,		$ Change	% Change
	2022	2021
Cost of sales	$146,090	$90,258	$55,832	61.9%
Gross profit	$427,463	$341,609	$85,854	25.1%
Our cost of sales increased primarily due to inflationary pressures and growth in sales volume, a $4.3 million increase due to inventory write-off and disposal costs related to unused stock of a product that the Company reformulated in June 2021 as a result of regulation changes in the E.U, and a $1.6 million increase due to write-off and disposal costs related to unused labeling stock that became obsolete as a result of regulation changes in the E.U. The increase in cost of sales was partially offset by a $1.3 million decrease in the amortization of our acquired patented formulations.

Our gross profit margin decreased from 79.1% in the nine months ended September 30, 2021 to 74.5% in the nine months ended September 30, 2022 due to increased input costs for warehousing, transportation, and raw materials, which accounted for approximately three percentage points of the decline, with the remainder relating to product and channel mix, and the inventory write-off and disposal costs, labeling stock write-off and disposal costs, and distribution start up costs discussed above.

Operating Expenses

(in thousands)	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Selling, general, and administrative expenses	79,232	75,323	$3,909	5.2%
Amortization of other intangible assets	30,890	30,547	343	1.1%
Total operating expenses	$110,122	$105,870	$4,252	4.0%
Selling, general and administrative expenses increased primarily due to increases of $8.8 million in sales and marketing expense, $7.7 million in payroll driven by workforce expansion, $7.2 million in public company compliance and other related expenses, $3.9 million in professional fees, $2.3 million in share-based compensation expense, and $2.1 million in distribution and fulfillment costs related to the increase in product sales volume, partially offset by a decrease of $14.3 million in general and administrative expenses primarily related to non-recurring litigation costs, $8.4 million in non-capitalizable IPO and strategic transition costs and $5.4 million in cash-settled units compensation expense recorded in the nine months ended September 30, 2021.
Interest Expense, Net

(in thousands)	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Interest expense	$(30,653)	$(46,052)	$15,399	(33.4)%
Interest expense decreased due to the Company refinancing its 2020 Credit Agreement with a new 2022 Credit Agreement in February 2022, which reduced the Company’s outstanding debt and lowered the interest rate in respect thereof, in the nine months ended September 30, 2022. See “Liquidity and Capital Resources Requirements – Credit Facility” for additional information.

Other Expense, Net

(in thousands)	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Loss on extinguishment of debt	$(18,803)	$—	$(18,803)	—%
Other expense, net	(3,852)	$(417)	$(3,435)	823.7%
Total other expense, net	$(22,655)	$(417)	$(22,238)	5332.9%
As a result of the debt refinancing that occurred during the nine months ended September 30, 2022, as described above, the Company recorded $18.8 million of loss on extinguishment of debt. Other expense, net also increased primarily due to an increase in foreign currency transaction losses driven by the strengthening of the U.S. dollar.

Income Tax Provision

(in thousands)	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Income tax provision	$53,594	$37,797	$15,797	41.8%

Our effective tax rate was 20.3% for the nine months ended September 30, 2022, as compared to 20.0% for the nine months ended September 30, 2021. The Company’s effective tax rate in the nine months ended September 30, 2022 is lower than the statutory tax rate of 21% primarily due to the benefit associated with the foreign derived intangible income deduction (“FDII”), which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate, partially offset by the net impact of state income taxes.

Tax Receivable Agreement

Based on current tax laws and assuming that the Company earns sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement, we expect that future payments under the Tax Receivable Agreement relating to certain tax benefits of tax attributes existing prior to the Company’s IPO, including tax basis in intangible assets and capitalized transaction costs relating to taxable years ending on or before the date of the IPO (calculated by assuming the taxable year of the relevant entity closes on the date of the IPO), that are amortizable over a fixed period of time (including in tax periods beginning after the IPO) and which are available to the Company and its wholly-owned subsidiaries, could aggregate to $225.1 million over the 14-year period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned upon the parties’ continued ownership of the Company. During the nine months ended September 30, 2022, the Company made a payment to the Pre-IPO Stockholders of $4.2 million as required pursuant to the terms of the Tax Receivable Agreement. The remaining Tax Receivable Agreement payment obligation as of September 30, 2022 is $225.1 million, of which $208.6 million was recorded in long term liabilities and $16.5 million was recorded in current liabilities.
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
As of September 30, 2022, we had $249.4 million of cash and cash equivalents. In addition, as of September 30, 2022, we had borrowing capacity of $150.0 million under the 2022 Revolver (as defined below), providing us with a liquidity position of $558.7 million, including $159.3 million of working capital excluding cash and cash equivalents.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$181,807	$130,325
Investing activities	(1,712)	(5,359)
Financing activities	(117,084)	(14,451)
Net increase in cash and cash equivalents:	$63,011	$110,515
Operating Activities
The increase in net cash provided by operating activities was primarily a result of an increase in net income of $59.0 million and adjusting items, partially offset by the loss on extinguishment of debt of $18.8 million related to the refinancing of the 2020 Credit Agreement, inventory and unused labeling write-offs and disposal adjustments of $6.0 million recorded in the nine months ended September 30, 2022, and other changes in working capital.
Investing Activities
The Company’s investing activities include purchases of software, property and equipment.
Financing Activities
The Company’s financing activities for the nine months ended September 30, 2022 primarily consisted of cash outflows for payments on our long-term debt and debt issuance costs, offset by proceeds from the issuance of the 2022 Credit Agreement. For the nine months ended September 30, 2021, the Company’s financing activities primarily consisted of cash outflows for payments on our long-term debt.
Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash, cash equivalents and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital, ordinary course capital expenditures, and other commitments for at least the next 12 months.
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

Installment payments on the 2022 Term Loan Facility are required to be made in quarterly installments of $1.7 million, with the remaining balance due upon maturity.
The interest rate on outstanding debt under the 2022 Term Loan Facility was 6.1% as of September 30, 2022. The interest rates for all facilities under the 2022 and 2020 Credit Agreements were calculated based upon the Company’s election between the applicable published reference rate at time of election plus an additional interest rate spread, or an “Alternate

Base Rate” (as defined in the 2022 Credit Agreement or the 2020 Credit Agreement, as applicable) plus an additional interest rate spread.

We incurred costs directly related to the 2022 Credit Agreement of $11.9 million, consisting primarily of lender fees of $1.7 million and third-party fees of $10.2 million during the nine months ended September 30, 2022. These fees were allocated between the 2022 Revolver and the 2022 Term Loan Facility. 2022 Term Loan Facility fees are capitalized and recorded as a reduction of the carrying amount of non-current debt, 2022 Revolver Facility fees are capitalized and recorded as Other Assets on the balance sheet.

The 2022 Credit Agreement includes, and the 2020 Credit Agreement included, reporting, financial, and maintenance covenants that require, among other things, for the Company to comply with certain maximum secured leverage ratios, which the Company was in compliance with on September 30, 2022 and December 31, 2021. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement.

As of September 30, 2022, the Company had outstanding indebtedness under the 2022 Credit Agreement of $671.6 million, of which $6.8 million was classified as current. As of September 30, 2022, the Company had $150.0 million of available borrowing capacity under the 2022 Revolver.

On August 11, 2022, the Company entered into an interest rate cap transaction in connection with the 2022 Term Loan Facility, with a notional amount of $400 million, in order to limit its exposure to potential increases in future interest rates related to the 2022 Term Loan Facility. The Company has designated the interest rate cap as a cash-flow hedge for accounting purposes. See “Note 8. Long-Term-Debt – Interest Rate Cap Transaction” to our unaudited interim Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Tax Receivable Agreement Obligations
Although the actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors including the amount, character and timing of the Company’s and its subsidiaries’ taxable income in the future and the tax rates then applicable to us and our subsidiaries, we expect the payments that will be required to be made under the Tax Receivable Agreement will be substantial and to be funded out of working capital. See “Comparison of the Nine Months ended September 30, 2022 to the Nine Months ended September 30, 2021 – Tax Receivable Agreement” above for additional information.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course of business to our contractual obligations since the filing of Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.

Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including revenue recognition, inventory, business combinations, valuation of goodwill, share based compensation, income taxes and the Tax Receivable Agreement, see our discussion for the year ended December 31, 2021 in the 2021 Form 10-K. There have been no material changes to these policies in the three and nine months ended September 30, 2022.
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
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. When the reference rates under our 2022 Term Loan Facility increase, the interest payments we must make thereon also increase which can impact our future earnings and cash flows. As of September 30, 2022, we had $672 million of outstanding variable rate loans under the 2022 Term Loan Facility. Based on our September 30, 2022 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $6.7 million over the next 12 months.

On August 11, 2022, we entered into an interest rate cap transaction in connection with the 2022 Term Loan Facility, with a notional amount of $400 million, in order to limit our exposure to potential increases in future interest rates related to the 2022 Term Loan Facility. The Company has designated the interest rate cap as a cash-flow hedge for accounting purposes.
See “Note 8. Long-Term-Debt – Interest Rate Cap Transaction” to our unaudited interim Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Inflation
Inflationary factors such as increases in the cost of sales for our products and overhead costs may adversely affect our operating results. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling general & administrative expenses as a percentage of net revenue if the selling prices of our products do not increase with these increased costs.
Foreign Exchange Risk
Our reporting currency is the U.S. dollar. Gains or losses due to transactions in foreign currencies are reflected in the Consolidated Statements of Comprehensive Income under the line-item other expense, net. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

3.2	Amended and Restated Bylaws of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001-40860)).
10.1#	Letter Agreement, dated October 16, 2022, by and between Olaplex Inc. and Tiffany Walden.
10.2#	Amended and Restated Nonqualified Stock Option Award Agreement, effective as of December 31, 2022, by and between Olaplex Holdings, Inc. and Tiffany Walden.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
# Indicates a management contract or compensation plan, contract or arrangement.
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

OLAPLEX HOLDINGS, INC.

	By:	/s/ JuE Wong
November 9, 2022		Name:	JuE Wong
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Tiziani
November 9, 2022		Name:	Eric Tiziani
		Title:	Chief Financial Officer
(Principal Financial Officer)