Form 10-Q/A
period 2022-06-30
OLAPLEX HOLDINGS, INC.
filed 2023-02-28
CIK 1868726

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q/A
(Amendment No. 1)
_____________________
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

EXPLANATORY NOTE

Olaplex Holdings, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 with the U.S. Securities and Exchange Commission (the “SEC”) on August 9, 2022 (the “Original Filing”). The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) solely to include certain disclosures required to be included in Item 5(a) of Part II of Form 10-Q. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part II, Item 5 “Other Information” of the Original Filing is hereby amended and restated in its entirety. This Amendment does not amend or otherwise update any other information in the Original Filing. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to August 9, 2022 and does not modify or update the Original Filing or the disclosures made therein in any way other than as described above. The Original Filing, as amended by the Amendment, continues to speak as of the date of the Original Filing, and the Company has not updated any of the disclosures contained herein to reflect events that have occurred since the date of the Original Filing.
PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On June 27, 2022, pursuant to Section 14 of the Manufacturing Services Agreement (“Agreement”), dated January 1, 2020, by and between the Company and Cosway Company Inc. (“Cosway”), the Company notified Cosway that it intended to negotiate with Cosway the terms of a new manufacturing services agreement to replace the Agreement and, in connection therewith, was exercising its right to elect that the Agreement expire in accordance with its terms, effective as of January 1, 2023.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001- 40860)).

3.2	Amended and Restated Bylaws of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001-40860)).
31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

OLAPLEX HOLDINGS, INC.

	By:	/s/ JuE Wong
February 28, 2023		Name:	JuE Wong
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Tiziani
February 28, 2023		Name:	Eric Tiziani
		Title:	Chief Financial Officer
(Principal Financial Officer)
4