Form 10-K
period 2022-12-31
OLAPLEX HOLDINGS, INC.
filed 2023-02-28
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   _________  to _________
Commission file number 001-40860
Olaplex Holdings, Inc.
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2022 was approximately $1.9 billion.
As of February 21, 2023, the registrant had 651,896,249 shares of common stock, par value $0.001 per share, outstanding.
1Olaplex Holdings, Inc. is a fully remote company. Accordingly, it does not maintain a principal executive office.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end of December 31, 2022, are incorporated by reference into Part III of this Annual Report.

GLOSSARY

As used in this Annual Report on Form 10-K (“Annual Report”), the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise. Except where the context otherwise requires or where otherwise indicated, the terms “OLAPLEX” “we,” “us,” “our,” “our company,” “the Company,” and “our business” refer to Olaplex Holdings, Inc. and its consolidated subsidiaries.
•“2020 Credit Agreement” refers to the Credit Agreement, dated as of January 8, 2020, by and among Olaplex, Inc., Penelope Intermediate Corp., MidCap Financial Trust, as administrative agent, collateral agent and swingline lender, and each lender and issuing bank from time to time party thereto, as amended by the First Incremental Amendment to the 2020 Credit Agreement, dated as of December 18, 2020. The 2020 Credit Agreement was refinanced and replaced by the 2022 Credit Agreement.
•“2022 Credit Agreement” refers to the Credit Agreement, dated as of February 23, 2022, by and among Olaplex, Inc., Penelope Intermediate Corp, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, and each lender and issuing bank from time to time party thereto. The 2022 Credit Agreement refinanced and replaced the 2020 Credit Agreement.
•“IPO” refers to the initial public offering of shares of common stock of Olaplex Holdings, Inc., completed on October 4, 2021.
•“Penelope” refers to Penelope Holdings Corp., which is an indirect parent of Olaplex, Inc., the Company’s primary operating subsidiary.
•“Penelope Group Holdings” refers to Penelope Group Holdings L.P., which prior to the IPO was the direct parent of Penelope.
•“Pre-IPO Stockholders” refers to, collectively, (i) the former limited partners of Penelope Group Holdings prior to the Reorganization Transactions and (ii) holders of options to purchase shares of common stock of Penelope that were vested as of the consummation of the Reorganization Transactions.
•“Reorganization Transactions” refers to the internal reorganization completed in connection with our IPO, pursuant to which Olaplex Holdings, Inc. became an indirect parent of Olaplex, Inc. For further information, see “Reorganization Transactions” in “Note 1 - Nature of Operations and Basis of Presentation” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
•“Tax Receivable Agreement” refers to the income tax receivable agreement entered into by the Company in connection with the Reorganization Transactions under which the Company is required to pay the Pre-IPO Stockholders 85% of the cash savings, if any, in United States (“U.S.”) federal, state or local tax that the Company actually realizes on its taxable income following the IPO, as specified in the Tax Receivable Agreement.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained in or incorporated by reference in this Annual Report that are not historical or current facts. When used in this document, words such as “may,” “will,” “could,” “should,” “intend,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “target,” “predict,” “project,” “seek” and similar expressions as they relate to us are intended to identify forward-looking statements.
The forward-looking statements in this Annual Report reflect our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operation. Examples of forward-looking statements include, among others, statements we make regarding: our financial position and operating results; our business plans, strategies and objectives; general economic and industry trends; our business prospects; our reputation and brand; future product development and introduction, including entry into adjacent and other categories; growth and expansion opportunities, including expansion in existing markets and into new markets; our sales channels and omnichannel strategy; our customer base; our supply chain and global distribution network; our technology and cybersecurity profile; our social and environmental initiatives and programs; our employees and culture; our operational capabilities; and our expenses, working capital and liquidity. Forward-looking statements are predictions based upon assumptions that may not prove to be accurate, and they are not guarantees of future performance. As such, you should not place significant reliance on our forward-looking statements. Neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, including any such statements taken from third party industry and market reports.
Forward-looking statements involve known and unknown risks, inherent uncertainties and other factors that are difficult to predict which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements, including, without limitation:
•our ability to anticipate and respond to market trends and changes in consumer preferences and execute on our growth strategies and expansion opportunities, including with respect to new product introductions;
•our ability to develop, manufacture and effectively and profitably market and sell future products;
•our ability to accurately forecast customer and consumer demand for our products;
•competition in the beauty industry;
•our ability to effectively maintain and promote a positive brand image and expand our brand awareness;
•our dependence on a limited number of customers for a large portion of our net sales;
•our ability to attract new customers and consumers and encourage consumer spending across our product portfolio;
•our ability to successfully implement new or additional marketing efforts;
•our relationships with and the performance of our suppliers, manufacturers, distributors and retailers and our ability to manage our supply chain;
•impacts on our business from political, regulatory, economic, trade and other risks associated with operating internationally;
•our ability to attract and retain senior management and other qualified personnel;
•our reliance on our and our third-party service providers’ information technology;
•our ability to maintain the security of confidential information;
•our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;
•the outcome of litigation and regulatory proceedings;
•the impact of changes in federal, state and international laws, regulations and administrative policy;
•our existing and any future indebtedness, including our ability to comply with affirmative and negative covenants under the 2022 Credit Agreement;

•our ability to service our existing indebtedness and obtain additional capital to finance operations and our growth opportunities;
•volatility of our stock price;
•our “controlled company” status and the influence of investment funds affiliated with Advent International Corporation over us;
•the impact of an economic downturn and inflationary pressures on our business;
•fluctuations in our quarterly results of operations;
•changes in our tax rates and our exposure to tax liability; and
•the other factors identified in the “Risk Factors” section of this Annual Report and in other documents that we file with the Securities and Exchange Commission from time to time.
Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Annual Report as anticipated, believed, estimated, expected, intended, planned or projected. We discuss many of these risks in greater detail in the “Risk Factors” section included elsewhere in this Annual Report. The forward-looking statements included in this Annual Report are made only as of the date hereof. Unless required by law, we neither intend nor assume any obligation to update these forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations or otherwise.

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
•Our historical rapid growth may not be indicative of future growth, and we expect our growth rate to ultimately slow over time. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be adversely affected;
•If we are unable to accurately forecast customer and consumer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected;
•The beauty industry is highly competitive, and if we are unable to compete effectively, our business, financial condition and results of operations could be adversely affected;
•Our brand is critical to our success, and the value of our brand may be adversely impacted by negative publicity through traditional or social media channels. If we fail to maintain the value of our brand or our marketing efforts are not successful, our business, financial condition and results of operations could be adversely affected;
•We depend on a limited number of customers for a large portion of our net sales, and the loss of one or more of these customers could reduce our net sales and have an adverse effect on our business, financial condition and cash flows;
•If we fail to attract new customers and consumers, retain existing customers and consumers, or fail to maintain or increase sales to those customers and consumers, our business, prospects, results of operations, financial condition, cash flows and growth prospects could be harmed;
•We may be affected by changes in consumer shopping preferences, shifts in distribution channels and changes in the salon and retail environments, and such changes could have an adverse impact on the demand for our products and on our business, financial condition and results of operations;
•We rely on single source manufacturers and suppliers for the majority of our products. The loss of manufacturers or suppliers or shortages in the supply of raw materials or finished products could harm our business, prospects, results of operations, financial condition and cash flows;
•A disruption in manufacturing, supply chain or our shipping distribution and warehouse management network could adversely affect our business, financial condition and results of operations;
•We are subject to risks related to the global scope of our sales channels;
•We rely on the use of our and our third-party service providers’ information technology. Any significant failure, inadequacy, interruption or data security incident impacting our information technology and websites, or those of our third-party service providers, could have an adverse effect on our business, prospects, results of operations, financial condition or cash flows;
•Failure to adequately maintain the security of confidential information could materially adversely affect our business;
•Our processing of personal information and other sensitive data could give rise to significant costs and liabilities, which may have an adverse effect on our reputation, business, financial condition and results of operations;
•Our efforts to register, maintain and protect our intellectual property rights may not be sufficient to protect our business;
•Third parties may allege that we are infringing, misappropriating or otherwise violating their intellectual property rights, which could involve substantial costs and adversely impact our business;
•Disputes and other legal or regulatory proceedings could adversely affect our financial results;
•If our products are found to be defective or unsafe, we may be subject to various product-related claims, which could harm our reputation and business.
•Our business is subject to federal, state and international laws, regulations and policies that could have an adverse effect on our business, prospects, results of operations, financial condition and cash flows;
•Government regulations relating to the marketing and advertising of our products may restrict, inhibit or delay our ability to sell our products and harm our business.

•Our significant indebtedness could adversely affect our financial condition;
•We may be unable to generate sufficient cash flow to service our debt obligations;
•Our stock price may be extremely volatile and, as a result, you may not be able to resell your shares at or above the price you paid for them;
•Investment funds affiliated with Advent International Corporation own a significant percentage of our common stock and have significant influence over us;
•The Tax Receivable Agreement with our Pre-IPO Stockholders requires us to make cash payments to them and exposes us to certain risks. These payments may be substantial and could exceed actual tax benefits. The timing of these payments may also be accelerated, and we will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are disallowed. Changes in tax law, and in particular the tax rate applicable to U.S. corporations and the tax rules on amortization of intangible assets, may materially impact the timing and amounts of payments by us to the Pre-IPO stockholders pursuant to the Tax Receivable Agreement;
•There may be sales of a substantial amount of our common stock, and these sales could cause the price of our common stock to fall;
•We are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC. As a result, we qualify for, and rely on, exemptions from certain corporate governance standards;
•A general economic downturn or sudden disruption in business conditions may affect consumer purchases of discretionary items and the financial strength of our customers, which could adversely affect our business, financial condition and results of operations; and
•Our quarterly results of operations may fluctuate, and if our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and securities analysts, the trading price of our common stock may decline.

PART I

ITEM 1. BUSINESS
Company Overview
OLAPLEX is an innovative, science-enabled, technology-driven beauty company. Since our inception in 2014, we have focused on delivering effective, patent-protected and proven performance in the prestige haircare category. Our mission is to blaze new paths to well-being that ignite confidence from the inside out.
We offer science-backed solutions that are designed to improve hair health and are trusted by stylists and consumers. We identify our consumers’ most relevant haircare concerns in collaboration with our passionate and highly engaged community of professional hairstylists and consumers and strive to address them through our proprietary technology and innovation capabilities.
Our Products
OLAPLEX disrupted and revolutionized the prestige haircare category by creating the bond-building space in 2014. We have grown from an initial offering of three products sold exclusively through the professional channel to a broader suite of products offered through the professional, specialty retail and Direct to Consumer (“DTC”) channels that have been strategically developed to address three key uses: treatment, maintenance and protection. Our current product portfolio is comprised of fifteen unique and complementary products specifically developed to provide a holistic regimen for hair health. Our proprietary, patent-protected ingredient, Bis-aminopropyl diglycol dimaleate (“Bis-amino”), serves as a key differentiator in our ability to create trusted, high-quality products. Underpinning our product range is a portfolio of more than 160 worldwide patents which protects our proprietary technology and we believe creates both barriers to entry and a foundation for us to enter adjacent and other categories over time. Our patent claims are broadly drafted and include claims covering applications across adjacent categories in haircare and also other categories such as skin care and nail health.
Professional Products
Our current hair health platform is championed by four products that can be purchased and applied only by professional hairstylists, No. 1, No. 2, our 4-in-1 Moisture Mask and our Broad Spectrum Chelating Treatment. These products often serve as an introduction to our brand and a gateway to the remainder of our products that can be used both at home and in the salon.

Retail Products

Treat

Nº.0 **INTENSIVE** BOND BUILDING HAIR TREATMENT

Nº.3 HAIR PERFECTOR

Nº.8 BOND INTENSE MOISTURE MASK

Maintain

Nº.4C BOND MAINTENANCE™ CLARIFYING SHAMPOO

Nº.4D CLEAN VOLUME DETOX DRY SHAMPOO

Nº.4 BOND MAINTENANCE™ SHAMPOO

Nº.4P BLONDE ENHANCER™ TONING SHAMPOO

Nº.5 BOND MAINTENANCE™ CONDITIONER

Protect

Nº.6 BOND SMOOTHER™

Nº.7 BONDING OIL

Nº.9 BOND PROTECTOR

Our Channels
We believe that a key differentiator of OLAPLEX is our synergistic omnichannel strategy. Our three sales channels, Professional, Specialty Retail, and Direct-to-Consumer, work together to reinforce relationships with current customers and introduce our products to an expanded potential customer base.
Professional Channel Rooted in our Hairstylist Community
In our professional channel, our products are sold primarily through wholesale beauty supply distributors who then sell those products to professional beauty industry outlets, such as professional beauty supply stores, salons and licensed hairstylists, for use in the salon or for hairstylists to sell to consumers for use at home. In 2022, we sold our products through over 115 professional distributors. Our international distributors are generally only permitted to sell our products to professional beauty industry outlets in specific territories, with some having the exclusive right to sell our products in the territory. Our agreements with professional beauty distributors also typically contain minimum purchase and sell-through requirements and prohibit the distributor from selling products deemed competitive with ours.
Specialty Retail Channel Focused on Reaching Consumers
Our specialty retail customers include specialty retailers with online and/or brick and mortar presences. In 2022, we sold our products through approximately 50 retailers in more than 20 countries throughout the world.
Direct to Consumer Channel Leveraging our Digital Capabilities
We sell our products directly to consumers through our branded website, Olaplex.com, and third-party e-commerce platforms, including Amazon and pure play beauty and wellness partners. We have dedicated resources to implement creative, coordinated, brand-building strategies across our online activities to increase our direct access to consumer insights, which we believe has led to higher engagement and conversion, and can further enhance our innovation and branding performance.
Innovation
We believe that one of the key differentiators of our business is a powerful innovation platform. We conduct research in our OLAPLEX laboratory and employ a dedicated in-house research and development team, which includes scientists, product and packaging innovation specialists, and regulatory and compliance experts. We also incorporate feedback from our community of professional hairstylists and consumers to better understand their respective needs. These insights, combined with the efforts of our in-house research and development team, independent third party laboratory testing, and real-world salon testing, create a virtuous feedback loop. We develop our products in our laboratory and in partnership with national co-manufacturers, universities, and biotech companies to remain on the cutting edge of beauty technology. As our business continues to grow globally, we intend to focus on developing proprietary new technologies, improving existing products and exploring adjacent and other categories.

We do not perform, nor do we commission any third parties on our behalf to perform, testing of our products or ingredients on animals.
Our principal research and development center is located in the U.S. See “Item 2. Properties”.
Marketing
Our strategy to market and showcase our products begins with our omnichannel platform across the professional, specialty retail and DTC channels. In our professional channel, we market our products using educational seminars on our products’ application methods and consumer benefits. We have a dedicated portal on our website for professional customers to purchase and learn more about our products and have developed a mobile app for our professional community that serves as a resource on our brand and products and offers us the opportunity to more directly engage with hairstylists about our products. In addition, we use professional trade advertising, social media and other digital marketing to communicate to professionals and consumers the quality and performance characteristics of our products.
In our specialty retail channel, we support our authorized retailers to drive in-store and e-commerce sales of our products, and we work with them to ensure the optimal presentation of our products in their stores or on their e-commerce sites. Advertising activities, in-store displays and online navigation are designed to attract new consumers, build demand and loyalty and introduce existing consumers to other product offerings. Our marketing efforts also benefit from cooperative advertising programs with some retailers.
In our DTC channel, our digital first approach to performance marketing is designed to offer best-in-class customer experience on Olaplex.com, from load times, site navigation to a more intuitive check-out experience, all of which is designed to increase brand awareness, site traffic and conversion.
In addition, top celebrity hairstylists and colorists from around the world serve as Olaplex brand ambassadors. These brand ambassadors help market our brand through educational events, social media and other publicity. We also are investing in new analytical capabilities to promote a more predictive and personalized experience across our sales channels. For example, we developed an online hair diagnostic quiz that allows consumers to discover our products by identifying their personal hair health needs, which are used to provide customized product recommendations.
Our Customers
Our strategy is to build and maintain strong customer relationships globally, and we have over 215 customers across our omnichannel sales platform. Our products are sold in more than 100 countries across the world. During the years ended December 31, 2022, 2021, and 2020, respectively, the Company’s customers with net sales exceeding 10% of total net sales consisted of one customer which represented 16%, two customers which represented 25% in aggregate, and three customers which represented 32% in aggregate of total net sales. The accounts receivable balance for these customers as a percentage of total accounts receivable was immaterial as of December 31, 2022 and 11% at December 31, 2021. The Company has not experienced material bad debt losses due to this concentration.
In 2022, approximately 56% of our net sales were generated in the U.S. and approximately 44% of our net sales were international, based upon the geographic location of customers who purchase our products. However, the majority of net sales are transacted in U.S. Dollars, our functional and reporting currency.
Supply Chain and Global Distribution Network
We believe that we have developed a flexible and resilient third-party supply chain that is capable of supporting long-term growth at scale. A core tenet of our supply chain strategy is leveraging strong relationships with our manufacturers and logistics partners to create an expansive supply network that is designed to create ample capacity without requiring significant additional capital investment.
Our finished products are manufactured in the U.S. and Europe by four manufacturers. Two of these manufacturers are located in the U.S., one is located in Europe, and one maintains facilities in the U.S. and Europe. Cosway Company Inc. (“Cosway”) manufactures products that accounted for more than 77% of our net sales in 2022, and we continue to rely upon Cosway to manufacture a majority of our current product offerings. We are currently negotiating a new agreement with Cosway. In order to allow sufficient time to facilitate these negotiations, we have amended our current agreement with Cosway to expire on June 30, 2023. In support of our efforts to expand our manufacturing network, this amendment also removes the requirement that we exclusively purchase certain finished products from Cosway. We expect to be able to complete such negotiations prior to the expiration date of the current Cosway agreement (or be able to extend the expiration date as necessary until such time as we are able to enter into a new agreement with Cosway). In addition, as part of our manufacturing expansion efforts, on July 7, 2022, we entered into a supply agreement with our fourth manufacturer and began manufacturing in October 2022.
We utilize third parties with key operational facilities located inside and outside the U.S. to warehouse and distribute our products for sale throughout the world. We believe that our manufacturing and distribution network is sufficient to meet anticipated demand. In addition, we have disaster recovery programs in place under some of our agreements with suppliers that allow for shifting of manufacturing capacity if necessary to account for disruptions due to natural disasters and other events outside of our or their control. We continue to implement improvements in capacity, technology, resiliency, and productivity and to align our manufacturing and distribution capabilities with anticipated regional and international sales demand and expansion of our customer base in targeted geographies. In 2022, we transitioned our primary U.S. warehouse and logistics center to a new provider and launched a new business to consumer third party warehouse and logistics center in Canada.
Seasonality
Our results of operations typically are slightly higher in the second half of the fiscal year due to increased levels of purchasing by consumers for special and holiday events and by retailers for the holiday selling seasons. However, fluctuations in net sales in any fiscal quarter may be attributable to a number of other factors, including macroeconomic factors, competitive activity and the level and scope of new product introductions by or promotional activities of our retail customers, which may impact their order placement and receipt of goods.
Competition
Competition in the beauty industry is based on a variety of factors, including innovation, product efficacy, accessible pricing, brand recognition and loyalty, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce initiatives and other activities. Our competitors include Estee Lauder, Henkel AG & Co. KGaA, Kao Corporation, L’Oreal S.A. and Unilever. We also face competition from a number of independent brands. Certain of our competitors also have ownership interests in third parties that are our customers.
We believe we have a well-recognized and strong reputation in our core markets and that the quality and performance of our products, our emphasis on innovation, and our engagement with our professional and consumer communities position us to compete effectively.
Intellectual Property
We rely on a combination of patent, trademark, copyright, trade secret, and other intellectual property laws, nondisclosure and assignment of inventions agreements and other measures to protect our intellectual property.
As of December 31, 2022, we owned over 300 trademark registrations and applications globally. Our flagship trademark is OLAPLEX. We seek to register our OLAPLEX mark in all jurisdictions where we do business. In addition, as of December 31, 2022, we owned over 160 issued patents worldwide, including 15 U.S. patents, and over 45 pending patent applications worldwide. During the year ended December 31, 2022, we filed 237 new trademark applications and were granted 61 new trademark registrations. We also filed three new patent applications and were issued seven new patents.
Our patent portfolio includes a family of patents that includes approximately 100 granted patents with claims that cover Olaplex’s commercial formulations Nos. 0-9, as well as their uses, and patents with claims that cover other haircare, nail and skincare products and/or their uses. The patents issued in this family have been granted in the U.S., Australia, throughout Europe, Brazil, Canada, Israel, New Zealand and Japan. The patents in this family are generally expected to expire in 2034. Any additional patents that grant from pending applications in this patent family would also be expected to expire in 2034.
Our patent portfolio also includes a family of patents with claims to protect us against competitor products that do not contain our Bis-amino ingredient. This patent family includes approximately 50 patents worldwide, including patents that have been granted in the U.S., throughout Europe, Brazil, Canada, Israel and Japan. The patents in this family are generally expected to expire in 2035. Any additional patents that grant from pending applications in this patent family would also be expected to expire in 2035.
For more information, see “Risk Factors— Risks Related to Intellectual Property Matters.”
Information Technology
Information technology supports all aspects of our business, including operations, marketing, sales, order processing, production and distribution networks, customer experience, finance, business intelligence, and product development. We continue to maintain and enhance our information technology systems and customer experiences in alignment with our long-term strategy. An increasing portion of our global information technology infrastructure is cloud-based and in partnership with industry-leading service providers. We believe this approach enables a high performance platform to support current and future requirements and enhances our scale and flexibility to respond to the demands of the business by leveraging advanced and leading-edge technologies.
We recognize that technology presents opportunities to build a competitive advantage, and we continue to invest in new capabilities across various aspects of our business. During 2022, we continued to improve our business-to-business and business-to-consumer integration, cybersecurity and technology infrastructure, supply chain network and integrations, business resilience capabilities, and analytics. In addition, in 2022 we improved our e-commerce experience, launched DTC sites in France and

Canada, continued our investment in business intelligence to drive deeper consumer insight and built a multi-language certification and education platform for our professional hairstylist and consumer communities.
In 2022 we expanded our data privacy program and our vendor risk program to protect our customers and our business and to align with the privacy regulations of countries in which we do business. We have enhanced and will continue to enhance our cybersecurity posture to align with industry standard cybersecurity frameworks. We review and assess our cybersecurity profile on an ongoing basis, and our policies and procedures establish processes for risk assessment, risk management, risk oversight, data protection, incident management, operations security, end user training, third-party reviews and implementation of general cybersecurity best practices. We have assessed, and will continue to assess, the adequacy of our policies, procedures, and internal controls for ensuring we meet defined cybersecurity standards.
Commitment to Social and Environmental Consciousness
We believe our responsibility extends beyond our products that build better hair. We continue to evaluate the impact we have on our environment and communities in an effort to further integrate sustainability and social impact into our strategy and business operations. In 2022 we began a partnership with a sustainability strategy firm to perform a double materiality assessment of various Environmental, Social and Governance factors relevant to the Company. This assessment, which will also incorporate feedback from several of our stakeholder groups, will be used by us to develop our multi-year Environmental, Social and Governance strategy.
•Environmental Sustainability. Our cruelty-free, non-toxic formulas are free of Parabens, Sodium Lauryl Sulfate “SLS”, Sodium Lauryl Ether Sulfate “SLES”, Phthalates and Phosphates. From our early days we have also limited the use of secondary packaging for our products. We estimate that between 2015 to 2022 we avoided the use of approximately 6.9 million pounds of paper packaging, which we estimate prevented approximately 56 million pounds of greenhouse gas from being emitted into the environment, conserved approximately 91 million gallons of water and saved approximately 70,000 trees from deforestation. In 2022, we also began a partnership with a leading sustainability rating provider to assess the sustainability practices of our third party manufacturing and logistics partners.
•Charitable donations. In March 2022, we introduced the Shopping Gives program to our website. Shopping Gives is a charitable initiative whereby we donate $1 for every order that a retail or professional customer places, at no additional cost to the customer. Customers can choose from a list of causes to benefit from their purchase.
•Supporting Small Businesses. We are invested in the success of our hairstylist community as their businesses grow alongside ours. We are especially focused on providing support to the small business community and minority hairstylists. Currently, 98% of our salon community is made up of small businesses and a meaningful percentage of our hairstylists identify as racial or ethnic minorities.
Employees and Human Capital Resources
Employees
As of December 31, 2022, Olaplex employed 174 employees, 167 of whom are based in the U.S. and seven of whom are based in the United Kingdom (“U.K.”). We also leverage contractors to supplement work in areas that are quickly growing such as technology, operations and accounting. We do not have any employees governed by a union. We utilize professional employer organizations (“PEO”), who are the employer of record of our U.S. and U.K. employees and administer our human resources, payroll and employee benefits functions.
Culture
We believe our commitment to our heritage in the prestige haircare category and encouragement of our employees to bring their whole self to work has created a culture that is paramount to our success. We are passionate about what we do, how our products impact lives and what our brand means to our community.
Diversity, Equity and Inclusion
We believe it is important that our employees reflect the diversity of our hairstylist and consumer communities, and our focus on Diversity, Equity and Inclusion remains a key differentiator in both our consumer strategy and internal culture. Our current Olaplex employees include former hairstylists whose unique perspectives and insights have helped us better understand our diverse consumer base and what matters to them. As a result of our efforts, we have created a diverse workplace environment where 76% of our employees identify as female and 45% identify as non-white as of December 31, 2022. Additionally, eight of the ten members of our board of directors (the “Board of Directors”) identify as female. We know through experience that different ideas, perspectives and backgrounds create a stronger and more creative work environment that can deliver better results.
In January 2021, we established DEI Champions within the Company who reinforce our collective commitment to foster a diverse, equitable and inclusive culture. Their roles are to identify opportunities to further engage our teammates through training and education, encouraging candid conversations and leading by example. The team is led by a diverse group of six individual volunteers across different departments.
Compensation and Benefits
The core objective of our compensation program is to provide a package that will attract, motivate and reward exceptional employees. Through our “Healthy Hair ~ Healthy Body ~ Healthy Mind” wellness strategy, we are committed to providing comprehensive benefit options that will allow our employees and their families to live healthier and more secure lives. We leverage both formal and informal programs to identify, foster and retain top talent. Our talent development is further supported by a professional development reimbursement program and an educational assistance plan designed to provide financial assistance to eligible team members.
Government Regulation
Our products are subject to regulation by the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”) in the U.S., as well as various other local and foreign regulatory authorities in the countries in which we operate. These laws and regulations principally relate to the ingredients, proper labeling, advertising, packaging, marketing, manufacture, safety, shipment and disposal of our products.
In the U.S., our products are considered “cosmetics” under the Federal Food, Drug, and Cosmetic Act (“FDCA”). The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations. Cosmetics are not subject to pre-market approval by the FDA. However, certain ingredients, such as color additives, must be pre-approved for the specific intended use of the product and are subject to certain restrictions on their use. FDA regulations also prohibit or otherwise restrict the use of certain types of ingredients in cosmetic products. If a company has not adequately substantiated the safety of its products or ingredients, then a specific warning label is required. The FDA may, by regulation, require other warning statements on certain cosmetic products for specified hazards associated with such products.
In addition, the FDA requires that cosmetic labeling and claims be truthful and not misleading. Moreover, cosmetics may not be marketed or labeled for their use in treating, preventing, mitigating, or curing disease or other conditions or in affecting the structure or function of the body, as such claims would cause the products to be a drug and subject to regulation as a drug. The FDA has issued warning letters to cosmetic companies alleging improper drug claims regarding their cosmetic products, including, for example, product claims regarding hair growth or preventing hair loss. In addition to FDA requirements, the FTC and state consumer protection laws and regulations can subject a cosmetics company to a range of requirements and theories of liability, including similar standards regarding false and misleading product claims, under which FTC or state enforcement or class-action lawsuits may be brought.
The FDA has not promulgated regulations establishing Good Manufacturing Practices (“GMPs”) for cosmetics. However, the FDA’s draft guidance on cosmetic GMPs, most recently updated in June 2013, provides recommendations related to process documentation, recordkeeping, building and facility design, equipment maintenance and personnel, and compliance with these recommendations can reduce the risk that the FDA finds such products have been rendered adulterated or misbranded in violation of applicable law. The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products are not manufactured under insanitary conditions or labeled in a false or misleading manner. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies any violation of FDA regulation, the FDA may request or a manufacturer may independently decide to conduct a recall or market withdrawal of product or to make changes to its manufacturing processes, product formulations or labels.
The Modernization of Cosmetics Regulation Act (“MoCRA”), signed into law on December 29, 2022, will expand the FDA’s regulatory oversight of cosmetics when it becomes effective on December 29, 2023. MoCRA will require, among other things, that manufacturers of cosmetics products register their facilities and list their cosmetic products with the FDA, maintain for FDA review records demonstrating adequate substantiation of cosmetic product safety, comply with GMP regulations for cosmetic products and report serious adverse events associated with their cosmetic products to the FDA. MoCRA also grants the FDA authority to issue mandatory recalls of cosmetic products that pose a risk of serious adverse health consequences.
The FTC also regulates and can bring enforcement action against cosmetic companies for deceptive advertising and lack of adequate scientific substantiation for claims. The FTC has specialized requirements for certain types of claims. For example, the FTC’s “Green Guides” regulate how “free-of,” “non-toxic” and similar claims must be framed and substantiated. In addition, the FTC regulates the use of endorsements and testimonials in advertising as well as relationships between advertisers and social media influencers pursuant to the FTC’s Endorsement Guides. The Endorsement Guides provide that an endorsement must reflect the honest opinion of the endorser, based on “bona fide” use of the product, and cannot be used to make a claim about a product that the product’s marketer could not itself legally make. Additionally, companies marketing a product must disclose any material connection between an endorser and the company that consumers would not expect that would affect how consumers evaluate the endorsement. If an advertisement features endorsements from people who achieved above average results from using a product, the advertiser must have proof that the endorser’s experience can generally be achieved using the product as described; otherwise, an advertiser must clearly communicate the generally expected results of a product and have a reasonable basis for such representations.
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
In the European Union, the sale of cosmetic products is regulated under the E.U. Cosmetics Regulation (EC) No 1223/2009, which provides the general regulatory framework for finished cosmetic products placed on the E.U. market. The overarching requirement is that a cosmetic product made available on the E.U. market must be safe for human health when used under normal or reasonably foreseeable conditions of use, taking account of the following: (a) presentation including conformity with Directive 87/357/EEC regarding health and safety of consumers; (b) labelling; (c) instructions for use and disposal; (d) any other indication or information provided by the responsible person; and (e) the maintenance of a product safety report.
Generally, there is no requirement for pre-market approval of cosmetic products in the European Union. However, manufacturers are required to notify their products via the centralized E.U. cosmetic products notification portal. Manufacturers are responsible for safety of their marketed finished cosmetic products and must undergo an appropriate scientific safety assessment before cosmetic products are sold. The E.U. Cosmetics Regulation requires the manufacture of cosmetic products to comply with GMPs, which is presumed where the manufacture is in accordance with the relevant harmonized standards. In addition, text, names, trademarks, pictures and figurative or other signs used in the labelling and advertising of cosmetic products cannot imply that these products have characteristics or functions they do not actually have. Any product claims in labelling must be capable of being substantiated.
The E.U. Cosmetics Regulation has been retained in U.K legislation, subject to certain amendments, and is applicable to Great Britain (England, Scotland and Wales) and Northern Ireland. Such amendments include notification of cosmetic products made available to consumers in Great Britain to the Office for Product and Safety Standards and the requirement to have a responsible person established in the U.K. We rely on expert consultants, Obelis, for our E.U. and U.K. product registrations and review of our labelling for compliance with E.U. and U.K. regulation.
We are also subject to a number of federal, state and international laws and regulations that affect companies conducting business on the Internet. These laws and regulations may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and online payment services. Many of these laws and regulations are still evolving and being tested in courts.
We are subject to federal, state, local and international laws regarding privacy and data protection. Such laws and regulations are evolving and may be subject to significant change. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain, and they may be interpreted and applied inconsistently by different regulators and inconsistently with our current policies and practices. In the European Union, the General Data Protection Regulation (“GDPR”) imposes a strict data protection compliance regime and provides for significant potential fines or penalties for violations. The GDPR applies to the processing and transfer of personal data. The GDPR has also been incorporated into the laws of the U.K. (“U.K. GDPR”) alongside the Data Protection Act 2018. Additionally, a 2020 decision from the Court of Justice of the European Union and related regulatory guidance may impact our ability to transfer personal data from the European Economic Area or the U.K. to the U.S. and other jurisdictions. Recently enacted U.S. state privacy laws require many companies that process personal information, including us, to make disclosures to consumers about their data collection, use and sharing practices. In some instances, these laws allow individuals to request access to, or correction or deletion of, their personal information, as well as to opt out of the sale, or sharing for cross-context behavioral advertising purposes, of such information to third parties, or to opt out of the processing of their personal information for targeted advertising or certain automated decision making and profiling activities. Certain of these laws also require companies, including us, to obtain prior opt-in consent to the processing of specified sensitive personal information or to provide the opportunity to limit the use or disclosure of such information in certain circumstances. These new state privacy laws could mark the beginning of a trend toward more stringent privacy legislation in the U.S., both at the state and federal level.
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report. The risks described below are those that we believe are the material risks that we face. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, and the trading price of our common stock could decline. Some of the following risks and uncertainties are, and will be, exacerbated by any worsening of the global business and economic environment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, prospects, operating results or financial condition. See “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report.
Risks Related to Our Business
Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.
Our continued success depends on our ability to anticipate, gauge and react in a timely, effective manner to changes in consumer tastes for haircare and other beauty products, attitudes toward our industry and brand and where and how consumers shop. We must continually work to maintain and enhance the recognition of our brand, develop, manufacture and market new products, maintain and adapt to existing and emerging distribution channels, successfully manage our inventories and modernize and refine our approach as to how and where we market and sell our products. Our new products and innovations on existing products may not receive the same level of consumer acceptance as our products have in the past.
Consumer tastes and preferences cannot be predicted with certainty and can change rapidly. This risk is increased by the use of digital and social media by consumers and the speed by which information and opinions are shared. Even if we are successful in anticipating consumer needs and preferences, our ability to timely and adequately address those needs and preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products and maintain our distinctive brand identity as we expand the range of products we offer. The acceptance of new product launches and other product innovations may not be as high as we anticipate due to lack of acceptance of the products themselves, the price of the products, the strengths of our competitors or the limited effectiveness of our marketing strategies. In addition, new product innovation may place a strain on our employees and our financial resources, including incurring expenses in connection with product innovation, development and marketing that are not subsequently supported by a sufficient level of sales.
As part of our ongoing business strategy, we may expand our product launches into adjacent and other categories. The success of such product launches could be hampered by our relative inexperience operating in such categories, the strength of our competitors in such categories or any of the other risks described elsewhere in this “Risk Factors” section. Our failure to anticipate and effectively respond to changing consumer preferences and trends in the market for our products or to effectively introduce new products in our traditional product categories, new products in adjacent or other categories or innovations on existing products that appeal to consumers, or the introduction by our competitors of similar products in a more timely fashion, could lead to, among other things, lower sales, excess inventory or inventory shortages, markdowns and write-offs and diminished brand loyalty, and our business, financial condition and results of operations could suffer.
These risks have been and may continue to be exacerbated by the current macroeconomic environment. Consumer spending habits and confidence have shifted and may continue to change in light of inflationary pressures and other risks described elsewhere in this “Risk Factors” section.
Our historical rapid growth may not be indicative of future growth, and we expect our growth rate to ultimately slow over time. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be adversely affected.
While we have experienced significant and rapid growth, our historical rate of growth may not be indicative of our future rate of growth, and our net sales could decline or grow more slowly than we expect. We believe that continued growth in net sales, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. Any of these factors could cause our net sales growth to slow or decline and may adversely affect our margins and profitability. Even if our net sales increase, our growth rate may slow for a number of other reasons, including a decrease in demand for our products, increased competition, an increase in sales of lower margin products such as holiday kits, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. In addition, from time to time, sales growth or profitability may be concentrated in a relatively small number of our products or countries. Failure to continue to grow our net sales or improve or maintain margins would adversely affect our business, financial condition and results of operations. You should not rely on our historical rate of growth as an indication of our future performance.
Our growth has in the past, and may in the future, strain our ability to effectively manage our operations, as it requires us to expand our management team, sales and marketing, product development and logistics and distribution functions. Growth may require us to further upgrade our management information systems, internal processes and procedures and technology. It also requires us to obtain sufficient raw materials and manufacturing capacity and additional operational capabilities and facilities to warehouse and distribute our products, particularly as we continue to expand internationally. Ineffective execution to support growth could result in, among other things, product delays or shortages, operating errors, outages, inadequate customer service, inappropriate claims or promotions by our marketing team or brand ambassadors and governmental inquires and investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses. Expansion into new international markets may create operating difficulties in managing our business across numerous jurisdictions and ultimately may not be successful, which could result in slower revenue growth, higher operating costs and lower margins than anticipated and could impair our ability to enter into additional new markets. In addition, we need to continue to attract and develop qualified management personnel to sustain growth. If we are not able to successfully retain and develop existing personnel and identify, hire and integrate new personnel, our business, financial condition and results of operations would be adversely affected.
If we are unable to accurately forecast customer and consumer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our manufacturers and suppliers based on our estimates of future demand for particular products. Failure to accurately forecast demand for new or existing products has resulted in, and may in the future result in, inefficient inventory supply or increased costs. For example, we experienced a slowdown in sales momentum during the second half of 2022, in part, due to inventory rebalancing across certain of our customers. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs or the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand. Further, lower than forecasted demand could result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Conversely, if we underestimate customer demand, including as a result of unanticipated growth and the launch of new products, our manufacturers and suppliers may not be able to deliver products to meet our requirements, and we may incur higher costs in order to secure the necessary production capacity or additional or expedited shipping. An inability to meet customer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, prospects, results of operations, financial condition and cash flows.
While we devote significant attention to forecasting efforts, the volume, timing, value and type of the orders we receive are inherently uncertain. Historical growth rates, trends and other key performance metrics may not predict future growth. Our business and our ability to forecast demand is affected by general economic and business conditions in the U.S. and customer confidence in future economic conditions, and our ability to forecast demand will be increasingly affected by conditions in international markets as we continue to expand internationally. A portion of our expenses are fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net revenues. Any failure to accurately predict demand for our products or expenses could cause our operating results to be lower than expected, which could adversely affect our financial condition.
The beauty industry is highly competitive, and if we are unable to compete effectively, our business, financial condition and results of operations could be adversely affected.
We face competition in the beauty industry from companies throughout the world, including multinational consumer product companies and new independent beauty brands. Some of our competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than we can, and some are competing in distribution channels or territories where we are less represented. Certain of our competitors have and may continue to attempt to gain market share by offering products at prices at or below the prices at which our products are typically offered, including through the use of discounts or other promotions, or by marketing their products as lower cost or as more effective versions of certain of our products. Competition in the beauty industry is based on a variety of factors, including innovation, product efficacy, accessible pricing, brand recognition and loyalty, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce initiatives and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas. In addition, as we expand into adjacent or other categories, we have faced, and will continue to face, different and, in some cases, more formidable competition.

Our ability to compete depends on a number of factors, including the continued strength of our brand and quality of our products, our ability to attract and retain key personnel, the success of our marketing and innovation strategies, our ability to execute our strategic plan, the successful management of new product introductions and innovations, the influence of our brand ambassadors and brand advocates, the efficiency of our third-party manufacturing facilities and distribution network, our relationships with our key customers and our ability to maintain and protect our intellectual property and other rights used in our business. In addition, certain of our competitors have ownership interests in third parties that are customers of ours, and, as a result, such customers may have an interest in promoting theses competing brands over our products. Our inability to continue to compete effectively could have an adverse effect on our business, financial condition and results of operations.
Our brand is critical to our success, and the value of our brand may be adversely impacted by negative publicity through traditional or social media channels. If we fail to maintain the value of our brand or our marketing efforts are not successful, our business, financial condition and results of operations could be adversely affected.
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
We frequently use third-party social media platforms to raise awareness of our brand and engage with our hairstylist and consumer communities. We also partner with brand ambassadors and brand advocates who promote and market our products, participate in product launches, engage with our professional hairstylist and consumer communities and educate them about our products. If we are unable to cost-effectively develop and continuously improve our consumer-facing presence on existing, evolving or new social media platforms, our ability to acquire new and retain existing customers and consumers may suffer, and we may not be able to provide a convenient and consistent experience to our professional hairstylists and consumers, regardless of the sales channel. This could negatively affect our ability to compete with other companies and result in diminished loyalty to our brand and decreased sales.
The use of social media by us, our brand ambassadors, our brand advocates and our consumers carries the risk that our image and reputation could be negatively impacted. Negative commentary or false statements disseminated by others about the brand, the safety and efficacy of our products, our brand ambassadors and brand advocates and other third parties who are affiliated with us have been, and may in the future be, posted on social media platforms. The rising popularity of social media and other consumer-oriented technologies has increased the speed and reach of information dissemination, and our target consumers often act on such information without further investigation into its accuracy. The harm resulting from the dissemination of such negative commentary and false statements may be immediate and could have an adverse effect on our brand, business, financial condition and results of operations.
Our ability to maintain relationships with our existing ambassadors and advocates and to identify new ambassadors and advocates is critical to expanding and maintaining our customer and consumer base. As our market becomes increasingly competitive and as we expand internationally, recruiting and maintaining new ambassadors and advocates may become increasingly difficult. If we are not able to develop and maintain strong relationships with our ambassador and advocate network, our ability to promote and maintain consumer awareness of our brand may be adversely affected. Further, if we incur excessive expenses in this effort, our business, financial condition and results of operations may be adversely affected. Our ambassadors or advocates could engage in behavior or use their platforms in a manner that reflects poorly on our brand or is in violation of applicable platform terms of service, laws or regulations, including with respect to product or marketing claims. These actions may be attributed to us or could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties.
In addition, the importance of our brand may increase as we continue to experience increased competition, which could require additional expenditures for our brand marketing activities. Maintaining and enhancing our brand image may also require us to make additional investments in areas such as merchandising, marketing and online operations. These investments may be substantial and may not be successful. Moreover, if we are unsuccessful in protecting our intellectual property rights in our brand, the value of our brand may be harmed. Any harm to our brand or reputation could adversely affect our ability to attract and engage customers and consumers and expand our business and could negatively impact our business, financial condition and results of operations.
We depend on a limited number of customers for a large portion of our net sales, and the loss of one or more of these customers could reduce our net sales and have an adverse effect on our business, financial condition and cash flows.
We expect that certain of our largest customers in 2022 will continue to account for a substantial portion of our net sales for the foreseeable future. The loss of a significant customer, a shift in the level of support for our brand by any of these customers, or any significant decrease in sales to these customers, including as a result of the restructuring or bankruptcy of one of our customers, consolidation among such customers, retail store closures, decrease in consumer demand or other factors, could reduce our net sales and operating income, lead to a decrease in customer confidence in our brand and cause a loss of other customers, and therefore could have an adverse effect on our business, financial condition and cash flows.
If we fail to attract new customers and consumers, retain existing customers and consumers, or fail to maintain or increase sales to those customers and consumers, our business, prospects, results of operations, financial condition, cash flows and growth prospects could be harmed.
Our success depends in large part upon widespread adoption of our products by consumers. In order to attract new consumers and continue to expand our customer and consumer base, we must appeal to and attract hairstylists and consumers who identify with our products. If we fail to deliver a high-quality consumer experience or if hairstylists or our current or potential customers or consumers are not convinced that our products are of high-quality or superior to alternatives, then our ability to retain existing customers and consumers, acquire new customers and consumers and grow our business may be harmed. We have made significant investments in marketing, enhancing our brand, attracting new customers and consumers and interacting with our hairstylist and consumer communities, and we expect to continue to make significant investments to promote our products. Such campaigns can be expensive and may not result in new customers or consumers or increased sales of our products. Further, as our brand becomes more widely known, we may not attract new consumers or increase our net sales at the same rates as we have in the past. If we are unable to acquire new customers and consumers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive efficiencies with our suppliers, our net revenues may decrease, and our business, financial condition and operating results may be adversely affected.
In addition, our future success depends in part on our ability to increase sales to our existing customers over time. We may not be successful in maintaining or increasing sales to, or maintaining strong relationships with, our existing customers as we expand our customer base, introduce new products and grow our own e-commerce business, which competes with our professional and specialty retail customers for consumer sales. We also have been, and may in the future be, affected by changes in the policies and demands of our professional and specialty retail customers relating to inventory management, changes in pricing, marketing, advertising and/or promotional strategies by such customers, space allocations by our customers or any significant decrease in our display space or online prominence.
We may be affected by changes in consumer shopping preferences, shifts in distribution channels and changes in the salon and retail environments, and such changes could have an adverse impact on the demand for our products and on our business, financial condition and results of operations.
We cannot ensure that there will always be a demand for salon treatments. We may be affected by changes to the salon environment, and our professional customers may limit their product supply if demand for salon treatments decreases. For example, in the second half of 2022, we believe that shifting consumer spending habits due to macroeconomic factors, including inflationary pressures, resulted in a decline in the demand for professional salon treatments and take-home products purchased from salons. Further, there may be consolidation of the salon market. If consolidation leads to customers gaining purchasing power, we may need to reduce the cost of our products, which will have an impact on our earnings. Consolidation among our customers may also increase the risk of customer concentration.
In addition, consumer preferences have and may continue to shift with respect to retail traffic in brick and mortar stores. For example, in the first half of 2022, traffic in the brick and mortar stores in our specialty retail channel increased following a slowdown in traffic in those stores during the COVID-19 pandemic. Further, any consolidation or liquidation in the retail trade may result in us becoming increasingly dependent on key retailers and could result in an increased risk related to the concentration of our customers. A severe, adverse impact on the business operations of our customers could have a corresponding material adverse effect on us.
We rely on single source manufacturers and suppliers for the majority of our products. The loss of manufacturers or suppliers or shortages in the supply of raw materials or finished products could harm our business, prospects, results of operations, financial condition and cash flows.
Our products generally rely on a single or a limited number of manufacturers and suppliers. We acquire raw materials, components and packaging from third-party suppliers and our finished products are manufactured by four third-party manufacturers. One company, Cosway, manufactures products that accounted for more than 77% of our net sales in 2022, and we continue to rely on Cosway to manufacture a majority of our current product offerings. In order to expand our manufacturing network and to mitigate the risks of relying on a limited number of manufacturers, we have amended our agreement with Cosway to permit us to engage other manufacturers of certain of our finished products. The term of the Cosway agreement also was amended to expire on June 30, 2023. While we are currently negotiating a new agreement with Cosway and expect to be able to enter into a new agreement with Cosway prior to the current agreement’s expiration, if we are unable to enter into this agreement by the expiration date of the current Cosway agreement or extend the term of the current agreement on favorable terms or at all, then we may be unable to source an adequate supply of finished products to meet demand. While we have engaged and continue to engage additional third-party manufacturers, engaging a new manufacturer involves risks and costs, including additional due diligence, investment and oversight, and may not ultimately be successful. Any new manufacturer may not have the same capacity to provide us finished product as Cosway currently provides to us. The failure to secure sufficient manufacturing capabilities from third-parties, including if we are unable to enter into a new agreement with Cosway, could have a material adverse effect on our business, financial condition and results of operations.
A principal raw material for our products is our patented ingredient, Bis-amino. The other primary raw materials used in our products include essential oils and specialty ingredients. In the past, we have been able to obtain an adequate supply of our essential raw materials, and we currently believe we have an adequate supply for virtually all components of our products, including Bis-amino. However, we have encountered and may in the future encounter supply issues with raw materials due to increases in global demand and limited supply capacity, or other supply disruptions. If any of our third party suppliers cease to perform their obligations under our current contractual arrangements or terminate such arrangements, we may need to find alternative sources of supply, and these new manufacturers or suppliers may have to be qualified under applicable industry, governmental and Company-mandated vendor standards, which can require additional investment and be time-consuming. In addition, if we experience supply shortages, price increases, disruption in transportation, warehousing or other necessary services, or regulatory impediments with respect to raw materials, ingredients, components or packaging we use for our products, we may need to seek alternative supplies or suppliers. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all, or that any alternative supplier will be of comparable quality. We also may be required to reformulate or substitute ingredients in our products due to shortages of specific raw materials in order to meet demand, and these reformulated products may be more expensive to procure or less effective than current formulations and could harm our brand. If we are unable to successfully respond to such issues, our business, financial condition and results of operations would be adversely affected.
We have in the past experienced, and may in the future experience, fluctuations in the cost of raw materials used in our products for reasons beyond our control. For example, in 2022 we experienced increased costs for raw materials as a result of global supply chain disruption. Sustained increases in raw material costs or other inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of operating margin. Further, while we attempt to reduce our exposure to fluctuations in the price of these raw materials through contractual arrangements with our suppliers, we may not accurately forecast prices and therefore may at times pay more than prevailing market rates.
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
Our finished products are manufactured in the U.S. and Europe, with a substantial portion manufactured in California. Any interruptions in operations at these locations could result in our inability to satisfy demand. A number of factors could damage or destroy the manufacturing equipment or our inventory of components, supplies or finished goods, cause substantial delays in manufacturing, supply and distribution of our products, result in the loss of key information and cause us to incur additional expenses. These factors include industrial accidents, natural disasters, strikes and other labor disputes, capacity constraints, equipment or technology malfunctions or failures, disruptions in ingredient, material or packaging supply, disruptions in supply chain or information technology, loss or impairment of key manufacturing sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, inflationary pressures, licensing requirements and other regulatory issues, pandemic related shut downs and other external factors over which we have no control. For example, in 2022 our gross profit margin was negatively impacted by increased input costs for warehousing, transportation and raw materials as a result of global supply chain disruption, as well as increased wage rates. Sustained increases in these costs or other inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of operating margin. The occurrence of any such events could have an adverse effect on our business, financial condition and results of operations.
Our business interruption insurance may not cover losses in any particular case, and insurance may not be available on commercially reasonable terms to cover certain of these catastrophic events or interruptions. In addition, regardless of the level of insurance coverage, any disruption that impedes our ability to manufacture our products in a timely manner could adversely affect our business, financial condition and results of operations.
We rely on third-party global service providers to deliver our products to customers, including directly to consumers. Our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including pandemic, weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events specifically impacting our service providers, such as labor disputes, financial difficulties and system failures. We are also subject to risks of damage or loss during delivery by our shipping providers. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control. For example, the COVID-19 pandemic impacted shipping, warehousing and other supply chain operations globally, resulting in delays and higher costs.
If we are not able to negotiate acceptable pricing and other terms with our third-party shipping, warehousing and distribution providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers in a timely fashion, our customers could become dissatisfied and cease buying products from us, which could negatively impact our results of operations.
We are subject to risks related to the global scope of our sales channels.
Our products are sold in more than 100 countries around the world, with approximately 44% of our net sales in 2022 generated outside the U.S. In addition, certain of our products are manufactured in Europe, and we have key third party operational facilities located outside the U.S. that warehouse and/or distribute goods for sale throughout the world. Our global operations are subject to many risks and uncertainties, including:
•fluctuations in foreign currency exchange rates and the relative costs of operating in international jurisdictions;
•local civil unrest, political instability or changes in diplomatic or trade relationships, such as geopolitical tensions between the U.S. and the People’s Republic of China;
•foreign or U.S. laws, regulations and policies, including restrictions on trade, immigration and travel, operations, and investments; disputes with third parties arising from such laws, regulations or policies; currency exchange controls; restrictions on imports and exports, including license requirements; tariffs; and taxes;
•inflation and other macroeconomic factors in certain of our international markets;
•lack of well-established or reliable legal and administrative systems in certain of our international markets; and
•social, economic and geopolitical conditions, such as a pandemic, terrorist attack, war or other military action, including the current conflict between Russia and Ukraine.
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
Third parties may illegally distribute and sell counterfeit versions of our products. These counterfeit products may be inferior to our authentic products or could pose safety risks that our authentic products would not otherwise present to consumers. Consumers could confuse counterfeit products with our authentic products, which could damage or diminish the image, reputation and value of our brand and cause consumers to refrain from purchasing our products in the future.
Products sold to professional salon distributors are meant to be used exclusively by salons and salon professionals or sold exclusively to the retail consumers of these salons. Our products have been and may continue to be sold to sales outlets other than the intended salons and salon professionals, such as to general merchandise retailers or unapproved outlets. In some instances, these diverted products may be old, damaged or otherwise adulterated. Diversion may result in lower net sales of our products if consumers purchase diverted products or choose to purchase products manufactured or sold by our competitors because of any perceived damage or diminishment to the image, reputation or value of our brand resulting from such diversion.
We have been unable to eliminate, and may in the future be unable to eliminate, all counterfeiting activities and unauthorized product diversion, both of which could adversely affect our reputation, business, financial condition and results of operations.
Our success depends, in part, on our key personnel.
Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team. The unexpected loss of one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. To support our continued growth, we must effectively integrate, develop, motivate and manage a large number of new employees in our fully remote working environment. To attract top talent, we may need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. Competition for these employees can be intense. We may not be able to attract, integrate or retain qualified personnel in the future, and our failure to do so could have an adverse effect on our business.
Our success depends, in part, on our ability to execute our long-term strategic plan.
Achieving our long-term strategic plan will require investment in new capabilities, categories, distribution channels, supply chain facilities, technologies, personnel and emerging markets. These investments may result in short-term costs without associated current sales and, therefore, may be dilutive to our earnings. In addition, we may dispose of or discontinue select products or streamline operations and incur costs in doing so. Failure to realize the anticipated benefits of our strategic plan, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could adversely affect our business, financial condition and results of operations.
Our business is affected by seasonality.
Our business has historically been influenced by seasonal trends common to traditional retail selling periods, and the results of our operations typically are slightly higher in the second half of the fiscal year due to increased levels of purchasing by consumers for special and holiday events and by retailers for the holiday selling seasons. Higher sales during the third and fourth quarters may cause our working capital needs to be greater during the second and third quarters of the fiscal year. However, fluctuations in net sales in any fiscal quarter may be attributable to a number of other factors. Adverse events that occur during the second half of the fiscal year may negatively impact our net sales during such period and have had and may in the future have a disproportionate effect on our operating results for the entire fiscal year. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful, and our results in any particular period will not necessarily be indicative of the results to be expected for any future period.
Risks Related to Information Technology and Cybersecurity
We rely on the use of our and our third-party service providers’ information technology. Any significant failure, inadequacy, interruption or data security incident impacting our information technology and websites, or those of our third-party service providers, could have an adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We increasingly rely on information technology systems to process, transmit and store electronic information, including on our e-commerce and other websites. Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution and sale of our products depends on the reliability and capacity of these systems. Our information technology systems and those of our vendors and service providers may be susceptible to outages due to fire, floods, power loss, telecommunications failures, breaches, cybersecurity threats including ransomware and other events. The occurrence of these or other events could disrupt or damage our information technology and adversely affect our business. Our insurance policies may not cover any or all of the resulting financial losses or broader damage to our reputation.
Failure to adequately maintain the security of confidential information could materially adversely affect our business.
As part of our normal business activities, we and our third-party service providers collect and store certain confidential information, including information with respect to customers, consumers and employees, as well as intellectual property. The success of our e-commerce operations depends on the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Security incidents compromising the confidentiality, integrity, and availability of this confidential or personal information or intellectual property could result from cyber-attacks, ransomware, computer malware, supply chain attacks or malfeasance of our personnel. Moreover, we and our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased since the start of the COVID-19 pandemic. We are particularly vulnerable to such risks because our employees all work remotely. We cannot guarantee that our security efforts will prevent breaches or breakdowns of our third-party service providers’ information technology systems. If we suffer a material loss or disclosure of personal or confidential information as a result of a breach of our information technology systems, including those of our third-party service providers, we may suffer reputational, competitive or business harm, incur significant costs and be subject to government investigations, litigation, fines or damages, which could have an adverse effect on our business, prospects, results of operations, financial condition and cash flows. Moreover, our cyber insurance may not be adequate to cover all costs and liabilities related to these incidents, and the occurrence of any security incident may impact our ability to obtain future coverage. Additionally, how we handle a security incident may impact our reputation and brand.
Our processing of personal information and other sensitive data could give rise to significant costs and liabilities, which may have an adverse effect on our reputation, business, financial condition and results of operations.
Evolving state, federal and foreign laws, regulations and industry standards regarding privacy and security apply to our collection, use, retention, protection, disclosure, transfer and other processing of certain types of data, including with respect to our customers, employees, suppliers and others. For example, the E.U.’s GDPR, as well as the U.K. GDPR and the U.K. Data Protection Act 2018, impose a strict data protection compliance regime and potentially substantial fines for breaches and violations. In the U.S., many states are considering adopting or have already adopted privacy, security and data breach notification laws or regulations. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction. Our inability to comply with such laws or to quickly adapt our practices to reflect them as they develop could subject us to significant fines, damages, liabilities and reputational harm, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.
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
Enforcing our intellectual property rights can be expensive and time-consuming, and an adverse result in any proceeding could put our intellectual property rights at risk of being invalidated or narrowed in scope of coverage. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may not have adequate resources to enforce our intellectual property rights. In addition, our ability to enforce our intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. We may not prevail in any disputes that we initiate, and the damages or other remedies awarded, if we were to prevail, may not be commercially meaningful. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of dispute.
Pending and future patent applications to protect our products or which effectively prevent others from commercializing competitive technologies and products may not be approved or result in patents being issued. Moreover, the scope of coverage claimed in a patent application can be significantly reduced during prosecution before the patent is issued. Even once issued, the scope, validity, enforceability and commercial value of patent rights are uncertain, and our patents may not be of sufficient scope or strength to provide meaningful protection or commercial advantage and may not preclude competitors from developing products similar to ours. Any of our patents or pending patent applications may be challenged, narrowed, circumvented or invalidated by third parties.
While we have registered or applied to register many of our trademarks, trade names and brand names to distinguish our products from those of our competitors, we cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands.
We rely on our unpatented proprietary technology, and it is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. Although we generally seek to protect our unpatented proprietary technology and our trade secrets, processes and know-how by confidentiality, non-disclosure and assignment of invention agreements with our employees, contractors, collaborators, vendors, consultants and advisors, these agreements may not provide meaningful protection in the event of unauthorized use or disclosure of such proprietary technology, trade secrets, processes or know-how.
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
If our trademarks, trade names and trade dress are not adequately protected, we may not be able to maintain or build name recognition in our markets of interest.
If we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks, trade names and trade dress, we may not be able to compete effectively, and our business may be adversely affected. In addition, competitors or other third parties have in the past, and may in the future, adopt trade names, trade dress (including packaging designs and label designs), design patents or industrial designs, trademarks or domain names that are confusingly similar to ours. These competitors or third parties may also market certain of their brands or products as a purported replacement or “dupe” of our brand or products, thereby impeding our ability to build brand identity, possibly leading to market confusion and potentially requiring us to pursue legal action. In addition, there could be trade name or trademark infringement claims brought by owners of other registered trademarks, or trademarks that incorporate variations of our unregistered trademarks or trade names, which could result in injunctive relief against us that could prevent us from using certain trademarks and trade names. Our efforts to enforce or protect our trademarks, trade names and domain names may be ineffective, may impact the public perception of our brand, may be expensive, may divert our resources and, if a third party brings counterclaims against us in connection with such enforcement actions, could result in payment by us of monetary damages or injunctive relief, all of which could adversely impact our financial condition or results of operations.
We may not be able to effectively protect and enforce our intellectual property rights throughout the world to the same extent as in the U.S.
Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S.. For example, the requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. The legal systems of some countries do not favor or may not be sufficiently robust for the meaningful enforcement of intellectual property rights. This could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights. Consequently, we may not be able to prevent third parties from practicing our inventions in all jurisdictions in which we have patent protection.
Furthermore, we currently own trademarks that we use in connection with our business in the U.S. and other markets. As we continue to expand into international markets, we may experience risks associated with protecting our brand and maintaining the ability to use our brand in the countries where we operate. Specifically, there is a risk that our trademarks may conflict with prior registered trademarks of other companies, which may require us to rebrand our products, obtain costly licenses, defend against third-party claims or substantially change our products.
Proceedings to enforce our patent and trademark rights in foreign jurisdictions could result in substantial costs and divert efforts and resources from other aspects of our business. While we generally seek to protect our intellectual property rights in the major markets where we intend to sell our products, we cannot ensure that we will be able to do so in all jurisdictions. Furthermore, we may not accurately predict all of the jurisdictions where patent protection will ultimately be desirable, and if we fail to timely file a patent application in any such jurisdiction, we may be precluded from doing so later. Accordingly, our efforts to protect our intellectual property rights in such jurisdictions may be inadequate.
Third parties may allege that we are infringing, misappropriating or otherwise violating their intellectual property rights, which could involve substantial costs and adversely impact our business.
Third parties may allege that our products infringe, misappropriate or otherwise violate their intellectual property rights, and we may become involved in litigation or other disputes relating to intellectual property used in our business. Any such claims, even those without merit, can be expensive and time-consuming to defend and may divert management’s attention and resources, and an adverse result in any proceeding could put our ability to produce and sell our products in jeopardy. We may be required to expend significant amounts of resources to defend against claims of infringement, pay significant money damages, cease using certain processes, technologies, or other intellectual property, cease making, offering and selling certain products, obtain a license (which may not be available on commercially reasonable terms or at all) or redesign our brand, our products or our packaging, which could be costly and time-consuming.
In addition, we may be unaware of third-party intellectual property that covers or otherwise relates to some or all of our products. Because of technological changes in our industry, current patent coverage and the rapid rate of issuance of new patents, our current or future products may unknowingly infringe, misappropriate or otherwise violate existing, pending or future patents or intellectual property rights of other parties.
The defense costs and settlements for intellectual property infringement lawsuits may not be covered by insurance, and such lawsuits can take years to resolve. Even if resolved in our favor, the volume of intellectual property-related claims and the mere specter of threatened litigation or other legal proceedings may cause us to incur significant expenses and could distract our personnel from day-to-day responsibilities. The direct and indirect costs of addressing these actual and threatened disputes may have an adverse effect on our operations, reputation and financial performance.
We may be subject to claims that our employees, contractors, collaborators, vendors, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Third parties may allege wrongful use or disclosure of their alleged intellectual property or make claims challenging the inventorship or ownership of our intellectual property. We may be subject to claims that we or our employees, contractors, collaborators, vendors, consultants and advisors have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. In addition, we may face claims by third parties that our agreements with employees obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and may interfere with our ability to capture the commercial value of such intellectual property. If we do not successfully resolve an ownership dispute, we may be precluded from using certain intellectual property or may lose our exclusive rights in such intellectual property. It is not always possible to identify and deter misconduct by employees, contractors, collaborators, vendors, consultants and advisors, and the precautions we take to detect and prevent this type of activity may not be effective in controlling unknown or unmanaged risks or losses. Any of these outcomes could harm our business and competitive position.
Risks Related to Legal and Regulatory Matters
Disputes and other legal or regulatory proceedings could adversely affect our financial results.
From time to time, we may become involved in litigation, other disputes or regulatory proceedings in connection with or incidental to our business, including litigation related to intellectual property, regulatory matters, contract, advertising and other consumer claims. In general, claims made by us or against us in litigation, disputes or other proceedings can be expensive and time consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect our business. It is not possible to predict the final resolution of the litigation, disputes or proceedings to which we currently are or may in the future become party to. Regardless of the final resolution, such proceedings may have an adverse effect on our reputation, financial condition and business, including by utilizing our resources and potentially diverting the attention of our management from the operation of our business. See “Item 3. Legal Proceedings.”
If our products are found to be defective or unsafe, we may be subject to various product-related claims, which could harm our reputation and business.
Our success depends, in part, on the quality and safety of our products. If our products are found to be defective or unsafe or otherwise fail to meet our consumers’ expectations, or if our product claims are found to be unfair or deceptive, our relationships with customers or consumers could suffer, the appeal of one or more of our products could be diminished and we could lose sales. For example, we have historically received, and in the future may receive, complaints regarding our products, including complaints alleging that our products have caused dryness, skin irritation, hair loss or hair damage, or have failed to improve the look and texture of hair. We believe in the safety and efficacy of our products, which are thoroughly tested in-house and by independent third-party laboratories. However, regardless of their merit, these or future complaints could have a negative impact on the reputation of our products and our brand, cause us to recall or stop selling our products, or lead to increased scrutiny or enforcement action from regulatory authorities, which could adversely affect our business and financial results.
On February 9, 2023, a complaint alleging personal and economic injury, and asserting claims for breach of warranty, negligence/gross negligence, products liability, unjust enrichment, and violations of California False Advertising Law and Unfair Competition Law, was filed against us. The plaintiffs allege that certain ingredients used in some Company products have purportedly caused irritation or posed a hazard to consumers, and that the Company engaged in misrepresentation with respect to those products. The plaintiffs seek actual and consequential damages, punitive damages, restitution in the form of disgorgement of profits, attorneys’ fees and costs, and any other relief that the court determines is appropriate. In the future we may be subject to similar claims or additional claims which may assert that our products fail to meet quality or manufacturing specifications and standards, violate applicable laws or regulations, contain contaminants, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects, or that our product claims, instructions or marketing are false and misleading. Product-related claims or class action lawsuits could increase our costs and adversely affect our business and financial results. As we continue to offer an increasing number of new products, our product-related claims risk may increase. Our insurance policies may not cover any or all of the resulting financial losses or broader damage to our reputation.
Our business is subject to federal, state and international laws, regulations and policies that could have an adverse effect on our business, prospects, results of operations, financial condition and cash flows.
Our business is subject to numerous laws, regulations and policies in the jurisdictions in which we operate. Many of these laws and regulations have a high level of subjectivity, are subject to interpretation, and vary significantly from market to market. These laws and regulations can have several impacts on our business, including:
•delaying or prohibiting the sale of a product or ingredient in one or more markets;
•limiting our ability to import products into a market;
•incurring delays and expenses associated with compliance, such as record keeping, documentation of the properties of certain products, labeling, and scientific substantiation;
•limiting labeling and marketing claims we can make regarding our products; and
•limiting the substances that can be included in our products, resulting in product reformulations or the recall and discontinuation of certain products that cannot be reformulated to comply with new regulations.

These events could interrupt the marketing and sale of our products, cause us to be subject to product liability claims, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or prevent us from delivering products in sufficient quantities or sufficient quality, which could result in lost sales.
Before we can market and sell our products in certain jurisdictions, the applicable local governmental authority may require evidence of the safety of our products, which may include testing of individual ingredients at relevant levels. In particular, because Bis-amino is our proprietary ingredient, it typically is not a pre-approved ingredient for use in products in specific jurisdictions, and we have been required in the past, and may be required in the future, to perform testing and provide other data and information to governmental authorities prior to the sale of our products in the jurisdiction. Our international distributors are primarily responsible for registering ingredients and obtaining any approvals necessary to sell our products in the applicable territory, and any failure by them to do so could decrease sales of our products and harm our reputation.
Additional laws, regulations and policies, and changes or new interpretation or enforcement thereof, that affect our business could adversely affect our financial results. These include accounting standards, laws and regulations relating to tax matters, trade, data privacy and data security, anti-corruption, advertising, marketing, manufacturing, distribution, customs matters, product registration, ingredients, chemicals, packaging, selective distribution, environmental and climate change matters. We have been required, and may in the future be required, to reformulate certain of our products in specific jurisdictions. For example, we reformulated a product in 2021 as a result of regulation changes in the European Union. In addition, we may be required to discontinue or revise our product packaging or labeling as a result of national or international legal or regulatory changes or determinations, new information regarding ingredients or for other reasons. Delays in or prohibition of selling our products, or the need to reformulate the ingredients used in our products, could result in, among other things, increased costs to us, excess and/or obsolete inventory, delays in our product launches, product returns or recalls and lower net sales, and therefore could have an adverse effect on our business, prospects, results of operations, financial condition and cash flows.
Government regulations relating to the marketing and advertising of our products may restrict, inhibit or delay our ability to sell our products and harm our business.
A variety of federal, state and foreign government authorities regulate the advertising and promotion of our products and the marketing claims we can make regarding their properties and benefits, including in the U.S., the FDA, the FTC and state consumer protection agencies. These regulations can apply not only to the actions and statements of our company and employees, but also to those of our brand ambassadors. There is a degree of subjectivity in determining whether a labeling or marketing claim is appropriate under applicable standards, and government agencies could take enforcement action against us for our advertising and promotion practices or determine that the research and development efforts we undertake to support our claims are inadequate for any particular product or claim, which could require us to modify our product claims or result in fines. For example, in some cases the FTC has sought enforcement actions where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We have received, and in the future may receive, complaints regarding our marketing claims, and we may be subject to class action or false or misleading advertising lawsuits with respect to our marketing claims. In addition, plaintiffs’ lawyers have filed class action or false or misleading advertising lawsuits against companies based on their marketing claims. Any government inquiry into the regulatory status of our products and any related interruption in the marketing and sales of our products or any lawsuit related to our marketing claims could damage our reputation and brand and have an adverse effect on our business, prospects, results of operations, financial condition and cash flows.
If our products are not manufactured in compliance with applicable regulations, do not meet quality standards or otherwise result in adverse health effects in consumers, we could be subject to reputational harm, remediation costs or regulatory enforcement.
We rely on third parties to manufacture our products in compliance with applicable law and other quality standards, including in the FDA’s recommendations for cosmetic GMPs. Compliance with these standards can increase the cost of manufacturing our products as we work with our vendors to ensure they are qualified and in compliance. If we or our contract manufacturers fail to comply with these standards, it could lead to customer complaints, adverse events, product withdrawal or recall or increase the likelihood that our products are adulterated or misbranded, any of which could result in negative publicity, remediation costs or regulatory enforcement that could impact our ability to continue selling certain products. Problems associated with product recalls could be exacerbated due to the global nature of our business because a recall in one jurisdiction could lead to recalls in other jurisdictions.
Government reviews, inquiries, investigations and actions could harm our business.
The regulatory environment in various jurisdictions where our business operates is evolving, and government officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we may receive formal and informal inquiries from various government regulatory authorities or self-regulatory organizations about our business and compliance with local laws, regulations or standards. Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could, among other things, result in the imposition of substantial fines, civil and criminal penalties, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, modification of business practices and compliance programs and equitable remedies, including disgorgement, injunctive relief, and other sanctions or similar results, all of which could potentially harm our business. Even if these reviews, inquiries, investigations and actions do not result in any adverse determinations, they could create negative publicity, which could harm our business and give rise to third-party litigation or action.
Our employees, customers, suppliers and other business partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, customers, suppliers and other business partners may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or failure to disclose unauthorized activities to us that violate: (i) the rules of the applicable regulatory bodies; (ii) manufacturing standards; (iii) data privacy and security laws; (iv) the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption laws; or (v) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, future sales, marketing and employee education programs.
We sell our products in many parts of the world that are recognized as having governmental and commercial corruption and where, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. It is not always possible to identify and deter misconduct by our employees and third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties and oversight obligations. Furthermore, in the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances. Any such actions or investigations can be expensive and time-consuming to defend and may divert management’s attention and resources.
Risks Related to Our Indebtedness
Our significant indebtedness could adversely affect our financial condition.
Our significant indebtedness, when combined with our other financial obligations and contractual commitments, could have important consequences, including:
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
•limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•increasing our exposure to rising interest rates because certain of our borrowings are at variable interest rates;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; and
•limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, product development and other purposes.
Although the terms of the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with such restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase.
We may be unable to generate sufficient cash flow to service our debt obligations.
Our business may not generate sufficient cash flow from operating activities to service our debt obligations. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures depends on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
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
Our operations are conducted through our subsidiaries. As a result, our ability to make payments under our Tax Receivable Agreement and future dividend payments, if any, is dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings and other business considerations and may be subject to statutory or contractual restrictions. We do not expect to declare or pay dividends on our common stock for the foreseeable future; however, if we determine in the future to pay dividends on our common stock, the agreements governing our outstanding indebtedness significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.
We may be able to incur significant additional debt, which would increase the risks described herein. We may also require additional capital, which may not be available on acceptable terms, if at all, and may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
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
If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of capital stock, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds.
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
In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including broad market and industry factors, factors described elsewhere in this Annual Report and other factors such as the following, many of which are beyond our control:
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
•changes in legislation, regulation and government policy;
•speculation in traditional or social media channels or investment community;
•changes in accounting principles;
•terrorist acts, acts of war, including the current conflict between Russia and Ukraine, or periods of widespread civil unrest domestically or in markets in which we operate;
•natural disasters and other calamities, including pandemics like COVID-19;
•changes in general market and economic conditions; and
•the other factors described in this “Risk Factors” section and the section titled “Special Note Regarding Forward-Looking Statements.”
Furthermore, the market price of our common stock may also decline if we fail to meet analysts’ projections or guidance that we give to the market. Securities class action litigation has often been initiated against companies following periods of volatility in their stock price or substantial declines following a company’s failure to meet guidance or estimates, as has been the case with us. On November 17, 2022, a putative securities class action was filed against us and certain of our current and former officers and directors. The action is being brought on behalf of a putative class of purchasers of our common stock in or traceable to our IPO and asserts claims under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”). The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. This litigation and other similar types of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make a substantial payment to satisfy judgments or to settle such litigation.
Investment funds affiliated with Advent International Corporation (the “Advent Funds”) beneficially own a significant percentage of our common stock and have significant influence over us.
Entities affiliated with the Advent Funds beneficially own approximately 76.8% of our outstanding common stock. In addition, three members of our Board of Directors are employed by affiliates of the Advent Funds. For as long as affiliates of the Advent Funds continue to beneficially own a substantial percentage of the voting power of our outstanding common stock, they will continue to have significant influence over us. For example, they will be able to strongly influence or effectively control the election of all of the members of our Board of Directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of any additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends. This concentration of ownership may have the effect of deterring investment in our common stock and may reduce the trading volume of our public float.
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
Our restated certificate of incorporation (the “Certificate of Incorporation”) provides that the Advent Funds and the members of our Board of Directors who are affiliated with the Advent Funds are not required to offer us any corporate opportunity of which they become aware and can take any such corporate opportunity for themselves or offer it to other companies in which they have an investment. In addition, our Certificate of Incorporation provides that Ms. Dagousset is not required to offer us any corporate opportunity of which she becomes aware in her capacity as an officer or employee of Chanel and can take such corporate opportunity for Chanel. We, by the terms of our Certificate of Incorporation expressly renounce any interest or expectancy in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we or our subsidiaries might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. The Advent Funds may have interests that differ from yours. The Advent Funds are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Ms. Dagousset, in her capacity as an officer or employee of Chanel, also may have interests that differ from those of the Company, including that she may be presented with or become involved with business opportunities for Chanel that may be competitive with the Company.
The Tax Receivable Agreement with our Pre-IPO Stockholders requires us to make cash payments to them and exposes us to certain risks. These payments may be substantial and could exceed actual tax benefits. The timing of these payments may also be accelerated, and we will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are disallowed. Changes in tax law, and in particular the tax rate applicable to U.S. corporations and the tax rules on amortization of intangible assets, may materially impact the timing and amounts of payments by us to the Pre-IPO stockholders pursuant to the Tax Receivable Agreement.
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
These payment obligations are our obligations and not obligations of any of our subsidiaries and are not conditioned upon the Pre-IPO Stockholders maintaining a continued direct or indirect ownership interest in us. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. The tax liability is based on current tax laws and the assumption that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate and allocation of U.S. to foreign income may impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $222.1 million over the 13-year remaining period under the Tax Receivable Agreement.
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
•The Tax Receivable Agreement makes certain simplifying assumptions and adjustments regarding the determination of the cash savings in U.S. federal, state or local income tax that we or our subsidiaries realize (or are deemed to realize in certain circumstances) as a result of the utilization of the Pre-IPO Tax Assets (as defined herein) and the determination of the benefits that the Company may be deemed to receive as a result of making payments to the Pre-IPO Stockholders under the Tax Receivable Agreement. As a result, payments pursuant to the Tax Receivable Agreement could be significantly greater than the benefits we realize in respect of the Pre-IPO Tax Assets.
•Payments under the Tax Receivable Agreement are based in part on our reporting positions. The Pre-IPO Stockholders (or their transferees or assignees) will not reimburse us for any payments previously made under the Tax Receivable

Agreement if such tax benefits are subsequently disallowed. As a result, in certain circumstances, the payments we are required to make under the Tax Receivable Agreement could exceed the tax savings we actually realize.
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
•The Tax Receivable Agreement provides that interest accrues from the due date (without extensions) of the tax return to which the applicable tax benefits relate to the date of payment specified by the Tax Receivable Agreement. In addition, if we fail to make payment by the date so specified, the Tax Receivable Agreement generally provides for interest to accrue on the unpaid amount from the date so specified until the date of actual payment, at a higher rate of interest (except under certain circumstances).
•Changes in tax law, and in particular the federal and state tax rates applicable to U.S. corporations, the tax rules on the amortization and depreciation of assets, and our split of U.S. to foreign income may materially impact the timing and amounts of payments by us to the Pre-IPO Stockholders pursuant to the Tax Receivable Agreement.
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
•In certain situations our, or a potential acquirer’s, obligations under the Tax Receivable Agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other Changes of Control (as defined in the Tax Receivable Agreement).
•The Tax Receivable Agreement contains a Change of Control definition that includes, among other things, a Continuing Directors Provision. The election of new board members could give rise to a Change of Control and accelerate payments under the Tax Receivable Agreement.
•Because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of our subsidiaries to make distributions to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for specified reasons, such payments will be deferred and will accrue interest, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made. Among other reasons, we may be unable to timely make payments under the Tax Receivable Agreement due to limitations on distributions under the terms of the 2022 Credit Agreement to which one or more of our subsidiaries are a party.
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
The Tax Receivable Agreement is filed as exhibit 10.3 to the Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021 as filed on March 8, 2022. The foregoing description of the Tax Receivable Agreement is qualified by reference thereto.
There may be sales of a substantial amount of our common stock, and these sales could cause the price of our common stock to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.
As of December 31, 2022, the Advent Funds held 76.8% of our total shares outstanding. The Advent Funds may require us to register shares of our common stock held by them for resale under the federal securities laws. Any such sales or anticipation thereof, including the filing of a registration statement relating to such shares, could cause the market price of our common stock to decline.

In addition, as of December 31, 2022, we had options to purchase an aggregate of 44.8 million shares of common stock outstanding. We have filed a Form S-8 registration statement to register shares that we may issue pursuant to our equity incentive plans, including all of the shares underlying options currently outstanding, which permits the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.
Any sales by the Advent Funds, by Company insiders including directors or officers, or of shares issued upon the exercise of stock options could cause the market price of our common stock to decline, potentially substantially depending upon the volume and timing of such sales. In addition, short sales or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could also adversely affect the price of our common stock.
Delaware law and provisions in our Certificate of Incorporation and second amended and restated bylaws could make a merger, tender offer or proxy contest more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our common stock.
In addition to the Advent Funds’ beneficial ownership of a substantial percentage of our common stock, provisions in our Certificate of Incorporation and second amended and restated bylaws (the “Bylaws”) and Delaware law could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders, and for stockholders to elect directors that are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include a classified board of directors and the ability of our Board of Directors to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our Certificate of Incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Advent Funds. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.
We are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC (“Nasdaq”). As a result, we qualify for, and rely on, exemptions from certain corporate governance standards.
The Advent Funds collectively control a majority of the voting power of shares eligible to vote in the election of our directors. Because more than 50% of the voting power in the election of our directors is held by an individual, group or another company, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. As a controlled company, we may elect not to comply with certain corporate governance requirements, including the requirements that:
•a majority of our Board of Directors consists of “independent directors,” as defined under the Nasdaq corporate governance standards;
•our Board of Directors has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•our Board of Directors has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We rely on these exemptions and therefore do not expect that the majority of our directors will be independent or that the compensation and nominating and corporate governance committees of our Board of Directors will consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.
If securities or industry analysts cease to publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.
The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If industry analysts cease coverage of us, downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price could decline.
We do not intend to pay dividends for the foreseeable future.
We intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of the Tax Receivable Agreement and our 2022 Credit Agreement restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Our Certificate of Incorporation designates specific courts as the sole and exclusive forum for certain claims or causes of action that may be brought by our stockholders, which could discourage lawsuits against us and our directors and officers.
Our Certificate of Incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware (or, if, and only if, the Court of Chancery of the State of Delaware dismisses a Covered Claim (as defined below) for lack of subject matter jurisdiction, any other state or federal court in the State of Delaware that does have subject matter jurisdiction) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the following types of claims: (i) any derivative claim brought in the right of the Company, (ii) any claim asserting a breach of a fiduciary duty to the Company or the Company’s stockholders owed by any current or former director, officer or other employee or stockholder of the Company, (iii) any claim against the Company arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or Bylaws, (iv) any claim to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or our Bylaws, (v) any claim against the Company governed by the internal affairs doctrine, and (vi) any other claim, not subject to exclusive federal jurisdiction and not asserting a cause of action arising under the Securities Act, brought in any action asserting one or more of the claims specified in clauses (a)(i) through (v) herein above (each a “Covered Claim”). This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act.
Our Certificate of Incorporation further provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our Certificate of Incorporation provides that any person or entity purchasing or otherwise acquiring any interest in the shares of capital stock of the Company will be deemed to have notice of and consented to these choice-of-forum provisions and waived any argument relating to the inconvenience of the forums in connection with any Covered Claim.
The choice of forum provisions contained in our Certificate of Incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court of law in a jurisdiction outside of Delaware were to find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in respect to an action brought against us by a stockholder, we may incur additional costs associated with resolving such action in such other jurisdictions.
General Risks
A general economic downturn or sudden disruption in business conditions may affect consumer purchases of discretionary items and the financial strength of our customers, which could adversely affect our business, financial condition and results of operations.
The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, which may impact sales of our products. The U.S. experienced rising interest rates and heightened inflationary pressures throughout 2022, which we believe led to a shift in consumer spending habits and confidence in the second half of the year and adversely affected our business. A further weakening in the global macro-environment may lead to additional pressure on consumer demand and customer inventory reductions.
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
Sudden disruptions in local or global business conditions from events such as the COVID-19 pandemic or other health issues, geo-political or local conflicts, civil unrest, terrorist attacks, adverse weather conditions, climate changes or seismic events can have a short-term and, sometimes, long-term impact on consumer spending, which in turn could adversely affect our business, financial condition and results of operations. Moreover, a downturn in the economies of, or continuing recessions in, the countries where we sell our products or a sudden disruption of business conditions in those countries could adversely affect consumer confidence, the financial strength of our distributors and retailers and, in turn, our sales and profitability.
Volatility in the financial markets and a related economic downturn in key markets or markets generally throughout the world have had, and in the future could have, an adverse effect on our business. We may need or choose to seek additional financing to operate or expand our business, and deterioration in global financial markets or an adverse change in our credit ratings could make future financing difficult or more expensive.
Our quarterly results of operations may fluctuate, and if our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and securities analysts, the trading price of our common stock may decline.
Our quarterly results of operations may fluctuate for a variety of reasons, including those described elsewhere in this “Risk Factors” section, many of which are beyond our control. Our quarterly results may fall below the guidance that we have provided to the public or the expectations of our investors and securities analysts, which has caused and in the future may cause us to reissue our guidance or the trading price of our common stock to decline.
In addition, our quarterly results of operations have varied historically, and they may vary in the future. Therefore, period-to-period comparisons of our results of operations may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.
We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities, which could have a material and adverse effect on our operating results, cash flows and financial condition.
We are subject to income taxes in the U.S. and the U.K., where our subsidiary Olaplex UK Limited is organized. Tax laws, regulations, administrative practices and interpretations in the U.S. or other jurisdictions may be subject to change, with or without notice, due to economic, political and other conditions, which may materially affect our operating results and financial conditions. As a result, significant judgment is required in evaluating and estimating our provision for income taxes. Our future effective tax rates could be affected by numerous factors, such as intercompany transactions, changes in our business operations, acquisitions and dispositions, entry into new markets, the amount of our earnings and where earned, losses incurred in jurisdictions, the inability to realize tax benefits, changes in foreign currency exchange rates, changes in our stock price, uncertain tax positions, allocation and apportionment of state taxes, changes in our deferred tax assets and liabilities and their valuation.
In addition, as a U.S. company doing business internationally, we may be subject to additional obligations to collect and remit indirect taxes, and we may be subject to tax liability for past sales, which could harm our business. State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added, goods and services, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added, goods and services or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales.
We are also subject to examination by tax authorities, including state revenue agencies and foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by tax authorities to determine the adequacy of our tax accruals, the actual outcome resulting from these examinations may materially affect our operating results and financial condition.
Our business could be negatively impacted by corporate citizenship and sustainability matters.
There is an increased focus from certain investors, customers, consumers, employees and other stakeholders concerning corporate citizenship and sustainability matters, including a desire for increased and enhanced public disclosure on such matters by companies. From time to time, we may announce certain initiatives or goals regarding these matters or determine to release public disclosure with respect thereof. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately or adequately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or be perceived as not acting responsibly in connection with these matters. Adverse incidents related to corporate citizenship and sustainability matters could have an adverse effect on our business.
If we pursue acquisitions, such acquisitions may expose us to additional risks.
We may review acquisition and strategic investment opportunities to expand our current product offerings and distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The pursuit of such opportunities may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable opportunities, whether or not they are consummated. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms or successfully integrate these businesses. We may not achieve the anticipated benefits of any such opportunities.

We are dependent on entities performing outsourced functions.
As part of our long-term strategy, we outsource certain functions or parts of functions that can be performed more effectively by external service providers. These include certain information technology, e-commerce, logistics, finance and human resource functions. The failure of one or more entities to provide the expected services on a timely basis and at the prices we expect may have an adverse effect on our business. In addition, any transition of systems to a new external service provider could have an adverse effect on our business.
Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises or other catastrophic events.
Our finished products are primarily manufactured and fulfilled by companies located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics, including the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability, including the current conflict between Russia and Ukraine; or other catastrophic events, whether occurring in the U.S. or internationally, could disrupt our operations or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region. In addition, these types of events could negatively impact consumer spending in the impacted regions. To the extent any of these events occur, our business, financial condition and results of operations could be adversely affected.
The outbreak and global spread of COVID-19 significantly disrupted our operating environment, including retail stores, hair salons, manufacturing, distribution and the ability of many of our customers to operate. Our manufacturing, supply chain, warehousing and distribution operations were disrupted for various periods of time, which resulted in delays in shipments to customers. Further, at various times during the COVID-19 pandemic, salons and retailers operated under restrictions that caused many to close or operate at significantly reduced levels. There is uncertainty regarding the future impacts of the COVID-19 pandemic, and any such impacts on our cash flow, business, financial condition, results of operations and prospects cannot be predicted and are generally outside our control.
We incur significant additional costs as a result of being a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur increased costs associated with corporate governance requirements that we did not incur as a private company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, and the Exchange Act, as well as the Nasdaq listing rules. These rules and regulations have significantly increased our accounting, legal and financial compliance costs and made certain activities more time consuming, particularly since we are no longer an “emerging growth company.” In addition, certain members of our management team have limited experience managing a public company, and the substantial attention our management team devotes to interacting with public company analysts and investors and complying with the laws pertaining to public companies may divert attention away from the day-to-day management of our business. Increases in costs incurred or diversion of management’s attention resulting from our operation as a public company may adversely affect our business, financial condition and results of operations.
If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting in each annual report on Form 10-K. This assessment includes disclosure of any material weakness identified by our management or our independent registered public accounting firm in our internal control over financial reporting. In addition, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports, and we are required to disclose significant changes made in our internal control over financial reporting on a quarterly basis. To comply with these requirements, we may need to undertake various actions and to develop, implement and test additional processes and other controls. Testing and maintaining internal controls can divert our management’s attention from other matters related to the operation of our business.
As a private company, we identified material weaknesses in our internal control over financial reporting as of December 31, 2020. While these material weaknesses were remediated during the quarter ended December 31, 2021, we cannot provide assurance that additional material weaknesses or control deficiencies will not occur in the future. If we fail to maintain proper and effective internal controls, or are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting in future periods, our ability to produce accurate and timely financial statements could be impaired and investors may lose confidence in the accuracy and completeness of our financial reports, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.
We may be liable for the failure of our PEOs to comply with their obligations under applicable law.
We utilize the services of PEOs to manage our U.S. and U.K. employees and their employee benefits. Under the terms of our arrangements, the PEOs are the employer of record for our U.S. and U.K. personnel and are responsible for administering all payroll, including tax withholding, and providing health insurance and other benefits to these individuals. We reimburse the PEOs for these costs and pay them an administrative fee for their services. If any of our PEOs fails to comply with applicable laws or its obligations under its agreement with us, we could be liable for such violations. The indemnification provisions of our agreements with the PEOs, if applicable, may not be sufficient to insulate us from those liabilities. For example, we could, under certain circumstances, be held liable for a failure by any of our PEOs to pay employer-side taxes arising from payments to our employees or a failure by a PEO to withhold and remit employee-side taxes arising from such payments. We also could, under certain circumstances, be held liable for a failure by a PEO to appropriately pay our employees. In such a case, our potential liability could be significant and adversely affect our business. Furthermore, if any of our PEOs does not efficiently administer our employee benefits, our relationship with our employees could be damaged.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
We do not own any real property or have a physical headquarters. We lease one facility of approximately 5,000 square feet in New York that we use for research and development activities. The lease term for this facility ends on August 31, 2027. Our employees work remotely, from home or at shared co-working office spaces. We believe these arrangements support our current needs.
ITEM 3. LEGAL PROCEEDINGS
We have, and may in the future, from time to time, become involved in litigation or other legal proceedings incidental to our business, including litigation related to intellectual property, regulatory matters, contract, advertising and other consumer claims. In the opinion of our management, reasonably possible losses in addition to the amounts accrued for any such litigation and legal proceedings are not material to our consolidated financial statements. In addition, we believe that protecting our intellectual property is essential to our business and we have in the past, and may in the future, become involved in proceedings to enforce our rights. Regardless of outcome, litigation (including the litigation noted below) can have an adverse impact on our reputation, financial condition and business, including by utilizing our resources and potentially diverting the attention of our management from the operation of our business.
On November 17, 2022, a putative securities class action was filed against the Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Lilien v. Olaplex Holdings, Inc. et al., No. 2:22-cv-08395. The action is brought on behalf of a putative class of purchasers of the Company’s common stock in or traceable to our IPO and asserts claims under Sections 11 and 15 of the Securities Act of 1933. The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. We intend to vigorously defend the pending lawsuit.
On February 9, 2023, a complaint alleging personal and economic injury, and asserting claims for breach of warranty, negligence/gross negligence, products liability, unjust enrichment, and violations of California False Advertising Law and Unfair Competition Law, was filed against the Company and Cosway Company, Inc., our primary contract manufacturer, in the United States District Court for the Central District of California. The case, which was filed by twenty eight plaintiff consumers on February 9, 2023, is captioned Albahae, et al. v. Olaplex Holdings, Inc., et al., No. 2:23-cv-00982. The plaintiffs allege that certain ingredients used in some Company products have purportedly caused irritation or posed a hazard to consumers, and that the Company engaged in misrepresentation with respect to those products. The plaintiffs seek actual and consequential damages, punitive damages, restitution in the form of disgorgement of profits, attorneys’ fees and costs, and any other relief that the court determines is appropriate. We intend to vigorously defend the pending lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices
Shares of our common stock have traded on the Nasdaq Global Select Market under the symbol “OLPX” since September 30, 2021. Prior to that date, there was no market for our common stock.
Holders
As of February 21, 2023, there were 27 registered holders of our common stock. The actual number of record holders of our common stock is based upon the actual number of holders registered on the books of the Company as of such date and does not include holders of shares that are held in street name by brokers or other nominees.
Dividends
We do not currently anticipate paying any dividends on our common stock and currently expect to retain all future earnings for use in the operation and expansion of our business. We may reevaluate our dividend policy in future. The declaration, amount and payment of any future dividends on our common stock will be at the sole discretion of our Board of Directors, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our 2022 Credit Agreement, our obligations under the Tax Receivable Agreement and other indebtedness we may incur, and such other factors as our Board of Directors may deem relevant. If we elect to pay such dividends in the future, we may reduce or discontinue entirely the payment of such dividends at any time.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph and accompanying table compare the cumulative fifteen-month total stockholder return on the Company’s common stock with the cumulative total return of the Nasdaq Composite and the S&P Consumer Staples Index. This graph and table (i) cover the fifteen-month period from September 30, 2021 (the date of the initial listing of our common stock on the Nasdaq Global Select Market) to December 31, 2022 on a quarterly basis, (ii) assume a $100 investment on September 30, 2021, and (iii) assume reinvestment of dividends, if any.

Company/Index	09/30/2021	12/31/2021	03/31/2022	06/30/2022	09/30/2022	12/31/2022
Olaplex Holdings, Inc.	$100.00	$118.90	$63.80	$57.51	$38.98	$21.27
NASDAQ Composite	$100.00	$108.45	$98.42	$76.33	$73.19	$72.44
S&P Consumer Staples	$100.00	$112.86	$110.76	$104.96	$97.37	$109.03

ITEM 6. RESERVED

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report (“Annual Report”). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the “Special Note Regarding Forward-Looking Statements” section and in the “Risk Factors” section in this Annual Report.
Company Overview
OLAPLEX is an innovative, science-enabled, technology-driven beauty company. Since our inception in 2014, we have focused on delivering effective, patent-protected and proven performance in the prestige haircare category. Our mission is to blaze new paths to well-being that ignite confidence from the inside out.
OLAPLEX disrupted and revolutionized the prestige hair care category by creating the bond-building space in 2014. We have grown from an initial assortment of three products sold exclusively through the professional channel to a broader suite of products offered through the professional, specialty retail and Direct to Consumer (“DTC”) channels that have been strategically developed to address three key uses: treatment, maintenance and protection. Our patent-protected bond-building technology relinks disulfide bonds in human hair that are destroyed via chemical, thermal, mechanical, environmental and aging processes. Our current product portfolio comprises fifteen unique, complementary products specifically developed to provide a holistic regimen for hair health.
The strength of our business model and ability to scale have created a compelling financial profile characterized by revenue growth and very strong profitability. We have developed a mutually reinforcing, synergistic, omnichannel model that leverages the strength of each of our channels and our strong digital capabilities that we apply across our sales platforms. Our professional channel serves as the foundation for our brand. Through this channel, professional hairstylists introduce consumers to our products and, we believe, influence consumer purchasing decisions. Our specialty retail channel works to increase awareness of, and education for, our products and expand penetration of our sales. Our DTC channel, comprised of Olaplex.com and sales through third-party e-commerce platforms, also provides us with the opportunity to engage directly with our consumers to provide powerful feedback that drives decisions we make around new product development.
Four Strategic Pillars
We are focused on executing against four key strategic pillars that we believe will support our long-term growth. These include igniting our global brand, disrupting with innovation, amplifying channel coverage and charting new geographies. These key strategic pillars are supported by our efforts to build capabilities and infrastructure that we believe will enable our aspirations.
Igniting our Global Brand
We believe we have built one of the most powerful brands in the prestige haircare category. We plan to continue growing awareness of our global brand, in an effort to deepen connections with existing customers as well as reach new audiences. We will also continue to invest in enhancing our brand equity. Our marketing model remains focused on implementing high return on investment, performance marketing activities aimed at fueling growth. Key levers of our marketing include organic social media activations, strategic paid media, education and training regarding our brand, community engagement with our professional hairstylists, influencer partnerships, and retailer activations such as sampling and in-store events.
Disrupting with Innovation
We believe we have a strong pipeline of disruptive innovation that leverages our science-based technology and patented Bis-amino ingredient. We plan to launch two-to-four products annually over the next five years. To support this pipeline, we intend to continue to invest in research and development to strengthen our internal innovation capabilities. We remain excited about the opportunity to enter adjacent categories in haircare and also other categories where our Bis-amino patents can serve as a foundation for entry that we believe is supported by consumer trust in our brand.
Amplifying Channel Coverage
In our professional channel, we have undertaken efforts to support strong relationships with the hairstylist community and maintain brand awareness by increasing our field support efforts, deepening partnerships with distributors and customers, and refreshing educational content. We also intend to pursue opportunities to further penetrate premium and prestige salons. In specialty retail, we are enhancing visual merchandising in stores, deploying targeted communications intended to enable new customer acquisition, and implementing a new program to staff third party Company-trained sales associates in retail stores. For our DTC business, we are evolving the digital experiences on Olaplex.com and third party e-commerce websites. On Olaplex.com, we expect to continue to invest in site enhancements and more advanced personalization efforts.
Charting New Geographies
We believe there is substantial opportunity to grow globally. Our priority international regions are currently Europe and Asia. Across Europe and other regions, we aim to implement our business model by first establishing a strong professional channel and then complementing that channel through entry into specialty retail and DTC. In the People’s Republic of China, as currently accessed through our cross-border e-commerce business model, we are pursuing a digital-first strategy.
Supporting our Four Strategic Pillars
To enable these four key growth pillars, we intend to continue to build our capabilities and infrastructure. These efforts extend across our organization, including focusing on cultivating top talent and building a strong corporate culture, evolving our operational capabilities as we scale, creating a strong financial foundation for growth, and ensuring that we have the technology and data to support our growth.
Business Environment & Trends
We continue to monitor the effects of the global macro-economic environment, including the risk of recession, increasing inflationary pressures, competitive product discounting, currency volatility, rising interest rates, social and political issues, geopolitical tensions and regulatory matters. We also are mindful of inflationary pressures on our consumers, and are monitoring the impact that increasing inflationary pressures may have on consumer spending and preferences and inventory rebalancing at our customers in an increasingly competitive industry.
Competition in the beauty industry is based on a variety of factors, including innovation, product efficacy, accessible pricing, brand recognition and loyalty, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce initiatives and other activities. In recent years, we have seen increased competitive activity including discounting in the prestige haircare category, which may continue in a heightened inflationary environment. We believe we have a well-recognized and strong reputation in our core markets and that the quality and performance of our products, our emphasis on innovation, and our engagement with our professional and consumer communities position us to compete effectively.
2022 Financial Highlights
•Net sales increased 17.7% to $704.3 million for the year ended December 31, 2022 from $598.4 million for the year ended December 31, 2021. For the year ended December 31, 2022, net sales in our professional channel grew 16.0%, our specialty retail channel grew 33.9%, and our DTC channel grew 3.0%, in each case as compared to the year ended December 31, 2021. During the same period, Net sales increased 15.4% in the United States and increased 20.9% internationally.
•Gross profit margin decreased to 73.8% for the year ended December 31, 2022 from 79.2% for the year ended December 31, 2021, primarily as a result of higher input costs for raw materials, warehousing, and transportation, product and channel mix, inventory and labeling stock write-off and disposal costs, and distribution start up costs.
•Operating expenses for the year ended December 31, 2022 increased by 11.1%, as compared to the year ended December 31, 2021, primarily as a result of increased sales and marketing expense, higher payroll due to workforce expansion, public company compliance costs, increased professional fees expenses, non-recurring executive reorganization costs, and increased share-based compensation expense and distribution and fulfillment expenses, partially offset by non-recurring litigation costs during the year ended December 31, 2021, one-time initial public offering costs, and cash settled unit compensation costs incurred in the year ended December 31, 2021.
•Operating income increased to $364.4 million for the year ended December 31, 2022 from $334.2 million for the year ended December 31, 2021.
•Net income increased to $244.1 million for the year ended December 31, 2022 from $220.8 million for the year ended December 31, 2021 .

Results of operations for the years ended December 31, 2022, 2021 and 2020
Set forth below is the Company’s results of operations for its fiscal year ended December 31, 2022 (“fiscal year 2022”) versus its fiscal year ended December 31, 2021 (“fiscal year 2021”). For discussion of the Company’s results of operations for its fiscal year 2021 versus its fiscal year ended December 31, 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for its fiscal year 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2022.
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	2022		2021		2020
	(in thousands)	% of Net sales	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$704,274	100.0%	$598,365	100.0%	$282,250	100.0%
Cost of sales:
Cost of product (excluding amortization)	177,221	25.2	116,554	19.5	96,611	34.2
Amortization of patented formulations	7,500	1.1	7,989	1.3	6,052	2.1
Total cost of sales	184,721	26.2	124,543	20.8	102,663	36.4
Gross profit	519,553	73.8	473,822	79.2	179,587	63.6
Operating expenses:
Selling, general, and administrative	113,877	16.2	98,878	16.5	37,170	13.2
Amortization of other intangible assets	41,282	5.9	40,790	6.8	39,825	14.1
Acquisition costs	—	—	—	—	16,499	5.8
Total operating expenses	155,159	22.0	139,668	23.3	93,494	33.1
Operating income	364,394	51.7	334,154	55.8	86,093	30.5
Interest expense, net	(41,178)	(5.8)	(61,148)	(10.2)	(38,645)	(13.7)
Other (expense) income, net
Loss on extinguishment of debt	(18,803)	(2.7)	—	—	—	—
Tax receivable agreement liability adjustment	3,084	0.4	3,615	0.6	—	—
Other expense	(2,256)	(0.3)	(1,012)	(0.2)	(190)	(0.1)
Total other (expense) income, net	(17,975)	(2.6)	2,603	0.4	(190)	(0.1)
Income before provision for income taxes	305,241	43.3	275,609	46.1	47,258	16.7
Income tax provision	61,169	8.7	54,825	9.2	7,980	2.8
Net income	$244,072	34.7	$220,784	36.9	$39,278	13.9

Fiscal year 2022 compared to fiscal year 2021:
Net Sales
We distribute products through professional salon channels, specialty retailers, as well as direct to consumers through Olaplex.com and through third party e-commerce platforms. As such, our three business channels consist of professional, specialty retail and DTC as follows:

(in thousands)	For the Year Ended December 31,
	2022	2021	$ Change	% Change
Net sales by Channel:
Professional	$300,472	$259,009	$41,463	16.0%
Specialty retail	235,310	175,799	59,511	33.9%
DTC	168,492	163,557	4,935	3.0%
Total Net sales	$704,274	$598,365	$105,909	17.7%
The growth in the professional channel was driven by volume growth from existing distribution customers and the net impact of new products launched since December 31, 2021, which include No. 9 Bond Protector Nourishing Hair Serum, No. 4C Bond Maintenance Clarifying Shampoo, and Broad Spectrum Chelating Treatment, as well as 1-liter sizes in No. 4 Bond Maintenance Shampoo, No. 5 Bond Maintenance Conditioner, and No. 4C Bond Maintenance Clarifying Shampoo. The Company experienced the strongest net sales growth in Germany, Italy and the U.S.
The growth in the specialty retail channel was driven by the addition of new customers, growth with existing customers and the net impact of new products launched since December 31, 2021, which include No. 9 Bond Protector Nourishing Hair Serum, and No. 4C Bond Maintenance Clarifying Shampoo. The Company experienced the strongest net sales growth in the U.S., Canada, Italy, Germany and France.

The growth in the DTC channel was driven by the net impact of volume growth from existing and new products launched since December 31, 2021, which include No. 9 Bond Protector Nourishing Hair Serum, and No. 4C Bond Maintenance Clarifying Shampoo, as well as the addition of new consumers purchasing Company products through this channel. The Company experienced the strongest net sales growth in the U.S. and the People’s Republic of China.
Cost of Sales and Gross Profit

(in thousands)	For the Year Ended December 31,		$ Change	% Change
	2022	2021
Cost of sales	$184,721	$124,543	$60,178	48.3%
Gross profit	$519,553	$473,822	$45,731	9.7%
Our cost of sales increased primarily due to growth in sales volume and inflationary pressures, as well as a $4.6 million increase due to inventory write-off and disposal costs related to unused stock of a product that the Company reformulated in June 2021 as a result of regulation changes in the E.U, and a $1.6 million increase due to write-off and disposal costs related to unused labeling stock that became obsolete as a result of regulation changes in the E.U. The increase in cost of sales was partially offset by a $0.5 million decrease in the amortization of our acquired patented formulations.
Our gross profit margin, gross profit as a percentage of sales, decreased from 79.2% in the year ended December 31, 2021 to 73.8% in the year ended December 31, 2022 due to increased input costs for warehousing, transportation, and raw materials, which accounted for approximately 4 percentage points of the decline, with the remainder relating to inventory write-off and disposal costs, labeling stock write-off and disposal costs, and distribution start up costs, partially offset by favorable pricing and product and channel mix.
Operating Expenses

(in thousands)	For the Year Ended December 31,
	2022	2021	$ Change	% Change
Selling, general, and administrative expenses	$113,877	98,878	$14,999	15.2%
Amortization of other intangible assets	41,282	40,790	492	1.2%
Total operating expenses	$155,159	$139,668	$15,491	11.1%
The increase in selling, general and administrative expenses was primarily driven by increases of $14.5 million in sales and marketing expense, $8.9 million in payroll driven by workforce expansion, $8.6 million in public company compliance and other selling, general and administrative expenses, $4.9 million in professional fees, $4.0 million of non-recurring executive reorganization costs, $3.3 million in share-based compensation expense, and $1.8 million in distribution and fulfillment costs related to the increase in product sales volume. These increases were partially offset by decreases of $14.3 million in general and administrative expenses primarily related to non-recurring litigation costs, $10.0 million in non-capitalizable IPO and strategic transition costs and $6.5 million in cash-settled units compensation expense, in each case recorded in the year ended December 31, 2021 and which were not subsequently incurred in the year ended December 31, 2022.
Interest Expense

(in thousands)	For the Year Ended December 31,
	2022	2021	$ Change	% Change
Interest expense, net	$(41,178)	$(61,148)	$19,970	(32.7)%
Interest expense decreased due to the Company refinancing its 2020 Credit Agreement with the new 2022 Credit Agreement in February 2022, which reduced the Company’s outstanding debt and lowered the interest rate in respect thereof during the year ended December 31, 2022 as compared to during the year ended December 31, 2021, as well as $2.8 million of interest income from highly liquid investments purchased with a maturity of three months or less. See “Liquidity and Capital Resources Requirements – Credit Facility” for additional information on the Company’s outstanding debt.
Other Income (Expense), Net

(in thousands)	For the Year Ended December 31,
	2022	2021	$ Change	% Change
Other (expense) income, net
Loss on extinguishment of debt	$(18,803)	$—	$(18,803)	100.0%
Tax receivable agreement liability adjustment	3,084	3,615	(531)	(14.7)%
Other expense	(2,256)	(1,012)	(1,244)	122.9%
Total other (expense) income, net	$(17,975)	$2,603	$(20,578)	(790.5)%
For the year ended December 31, 2022, other (expense) income, net increased $20.6 million compared to the year ended December 31, 2021, primarily due to the $18.8 million loss on extinguishment of debt associated with the Company’s debt refinancing that occurred in February 2022. Additionally, during the fourth quarter of 2022, the Company recognized other income of $3.1 million for a reduction to the liability in respect of the Tax Receivable Agreement, resulting primarily from an update to the blended state income tax rate used to measure the obligation, compared to $3.6 million in other income recognized during the same period in 2021. Other expense, net increased primarily due to an increase in foreign currency transaction losses driven by the strengthening of the U.S. dollar.

Income Tax Provision

(in thousands)	For the Year Ended December 31,
	2022	2021	$ Change	% Change
Income tax provision	$61,169	$54,825	$6,344	11.6%
The Company’s effective tax rate was 20.0% for the year ended December 31, 2022, as compared to 19.9% for the year ended December 31, 2021. The Company’s effective tax rate for the year ended December 31, 2022 and 2021 was lower than the statutory tax rate of 21% primarily due to the benefit associated with the foreign derived intangible income deduction (“FDII”), which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate, partially offset by the net impact of state income taxes.
Tax Receivable Agreement
The tax liability is based on current tax laws and the assumption that we and our subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate and allocation of U.S. to foreign income may impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $222.1 million over the 13-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned upon the Pre-IPO Stockholders’ continued ownership of the Company. During the year ended December 31, 2022, the Company made a payment to the Pre-IPO Stockholders of $4.2 million as required pursuant to the terms of the Tax Receivable Agreement. The remaining Tax Receivable Agreement payment obligation as of December 31, 2022 is recorded as $222.1 million, of which $205.7 million was recorded in long term liabilities and $16.4 million was recorded in current liabilities.
Financial Condition, Liquidity and Capital Resources
Overview
Our primary recurring source of cash is the collection of proceeds from the sale of our products to our customers, including cash periodically collected in advance of delivery or performance.
Our primary use of cash is for working capital and payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, fulfillment costs of customer orders, overhead costs, capital expenditures and debt servicing. We also utilize cash for strategic investments. Fluctuations in working capital are primarily caused by customer demand of our product, timing of when a retailer rearranges or restocks our products, expansion of space within our existing retailer base, expansion into new retail stores and fluctuation in warehouse and distribution costs. Capital expenditures typically vary and are currently limited, and future capital expenditure requirements depend on strategic initiatives selected for the fiscal year, including investments in infrastructure, expansion into new national and international distributors and expansion of our customer base.
A considerable portion of our operating income is earned outside the U.S.; however, the majority of our bank deposits are held within the U.S.
As of December 31, 2022, we had $322.8 million of cash and cash equivalents. In addition, as of December 31, 2022, we had borrowing capacity of $150 million under our 2022 Revolver (as defined below), providing us with a liquidity position of $472.8 million plus $144.3 million of working capital excluding cash and cash equivalents for a combined $617.1 million total liquidity position.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Year Ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$255,324	$200,029
Investing activities	(2,682)	(6,265)
Financing activities	(116,222)	(18,340)
Net increase in cash	$136,420	$175,424

Operating Activities
The increase in net cash provided by operating activities was primarily a result of an increase in net income of $23.3 million, changes in working capital and adjusting items to Operating Cash Flows to reconcile to Net income from operations, partially offset by the loss on extinguishment of debt of $18.8 million related to the refinancing of the 2020 Credit Agreement, inventory and unused labeling write-offs and disposal adjustments of $8.2 million recorded in the year ended December 31, 2022.
Investing Activities
The Company’s investing activities during the years ended December 31, 2022 and 2021 included purchases of software, property and equipment. For the year ended December 31, 2021, the Company’s investing activities also included investments in unconsolidated affiliates.
Financing Activities
The Company’s financing activities for the year ended December 31, 2022 primarily consisted of cash outflows for payments on our long-term debt and debt issuance costs, partially offset by proceeds from the issuance of debt pursuant to the 2022 Credit Agreement, payments of debt issuance costs, and payments for shares withheld and retired for taxes and exercise price for SARs, partially offset by cash received by the Company from stock option exercises, For the year ended December 31, 2021, the Company’s financing activities primarily consisted of cash outflows for payments of principal and interest on our long-term debt, partially offset by cash received by the Company from stock option exercises and issuance of common stock.
Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash, cash equivalents and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, and other commitments for at least the next 12 months.
If necessary, we may borrow funds under our 2022 Revolver (as defined below) to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends, to a significant extent, on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in “Risk Factors” in the Annual Report. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to continue providing innovative products to our customers and consumers and manage production and our supply chain.
2022 Credit Facility
On February 23, 2022, Olaplex, Inc., an indirect wholly owned subsidiary of Olaplex Holdings, Inc., together with Penelope Intermediate Corp. acting as the parent guarantor, entered into a Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”), by and among Olaplex, Inc., Penelope Intermediate Corp, Goldman Sachs Bank USA (“Goldman Sachs”), as administrative agent (the “Administrative Agent”), collateral agent and swingline lender, and each lender and issuing bank from time to time party thereto (the “Lenders”). The 2022 Credit Agreement refinanced and replaced the 2020 Credit Agreement with a seven-year $675,000 senior-secured term loan facility (the “2022 Term Loan Facility”) and a five-year $150,000 senior-secured revolving credit facility (the “2022 Revolver”), which includes a $25,000 letter of credit sub-facility and a $25,000 swingline loan sub-facility
The refinancing of the 2020 Credit Agreement resulted in recognition of loss on extinguishment of debt of $18.8 million which is comprised of $11.0 million in deferred financing fee write off, and $7.8 million of prepayment fees for the 2020 Credit Agreement. We incurred costs directly related to the 2022 Credit Agreement of $11.9 million, consisting primarily of lender fees of $1.7 million and third-party fees of $10.2 million during the year ended December 31, 2022. These fees were allocated between the 2022 Revolver and the 2022 Term Loan Facility. 2022 Term Loan Facility fees are capitalized and recorded as a reduction of the carrying amount of non-current debt, and 2022 Revolver fees are capitalized and recorded as Other Assets on the balance sheet.
The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) adjusted term SOFR plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) plus an additional interest rate spread.

The interest rate on outstanding amounts under the 2022 Term Loan Facility was 7.9% per annum as of December 31, 2022. We have not drawn on the 2022 Revolver as of December 31, 2022. The 2022 Term Loan Facility is repayable in mandatory quarterly installments equal to $1,688, with the balance payable at maturity. The 2022 Term Loan Facility and 2022 Revolver can each be prepaid at any time without any penalty or premium (subject to any applicable breakage costs). The 2022 Term Loan Facility is subject to customary mandatory prepayments with respect to excess cash flow, net proceeds from non-ordinary course asset dispositions and the issuance of additional non-permitted debt or certain refinancing debt, in each case as set forth in the 2022 Credit Agreement.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions) pay dividends and distributions or repurchase its capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The 2022 Credit Agreement also includes reporting, financial and maintenance covenants, including a springing first lien leverage ratio financial covenant. The Company was in compliance with these affirmative and negative covenants on December 31, 2022. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement. The maturity date of the 2022 Term Loan Facility is February 23, 2029. The maturity date of the 2022 Revolver is February 23, 2027.
As of December 31, 2022, the Company had outstanding indebtedness under the 2022 Credit Agreement of $671.6 million, of which $8.4 million was classified as current. As of December 31, 2022, the Company had $150.0 million of available borrowing capacity under the 2022 Revolver.
On August 11, 2022, the Company entered into an interest rate cap transaction in connection with the 2022 Term Loan Facility, with a notional amount of $400 million, in order to limit its exposure to potential increases in future interest rates related to the 2022 Term Loan Facility. The Company has designated the interest rate cap as a cash-flow hedge for accounting purposes. See “Note 9. Long-Term-Debt – Interest Rate Cap Transaction” to our Consolidated Financial Statements included in Item 8. Financial Statements of this Annual Report for additional information.
Tax Receivable Agreement
In connection with the Reorganization Transactions, we entered into the Tax Receivable Agreement that provides the Pre-IPO Stockholders the right to receive future payments from us equal to 85% of the amount of cash savings, if any, in U.S. federal, state or local income tax that we or our subsidiaries realize (or are deemed to realize in certain circumstances) as a result of the utilization of certain tax attributes existing prior to the IPO, including tax basis in intangible assets and capitalized transaction costs relating to taxable years ending on or before the date of the IPO (calculated by assuming the taxable year of the relevant entity closes on the date of the IPO), that are amortizable over a fixed period of time (including in tax periods beginning after the IPO) and which are available to us and our wholly-owned subsidiaries (collectively, the “Pre-IPO Tax Assets”) and the making of payments under the Tax Receivable Agreement.
Although the actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors including the amount, character and timing of the Company’s and its subsidiaries’ taxable income in the future and the tax rates then applicable to us and our subsidiaries, we expect the payments that will be required to be made under the Tax Receivable Agreement will be substantial and to be funded out of working capital. See “Note 10. Income Taxes” to our Consolidated Financial Statements included in Item 8. Financial Statements of this Annual Report for additional information. The tax liability is based on current tax laws and the assumption that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate and allocation of U.S. versus foreign sourced income may impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO tax assets could aggregate to $222.1 million over the 13-year remaining period under the Tax Receivable Agreement. The Tax Receivable Agreement provides that interest, at a rate equal to LIBOR (or if LIBOR ceases to be published, a replacement rate with similar characteristics) plus 3%, accrues from the due date (without extensions) of the tax return to which the applicable tax benefits relate to the date of payment specified by the Tax Receivable Agreement. Payments under the Tax Receivable Agreement , which began in fiscal year 2022, are not conditioned upon the Pre-IPO Stockholders maintaining a continued ownership of the Company.
In connection with the Reorganization Transactions, on September 30, 2021, we recognized a liability of $232.9 million for the payments to be made under the Tax Receivable Agreement, which is accounted for as a reduction of additional paid-in capital on our consolidated balance sheet. Changes in the utilization of the Pre-IPO Tax Assets will impact the amount of the liability that will be paid pursuant to the Tax Receivable Agreement. Changes in the utilization of these Pre-IPO Tax Assets are recorded in income tax expense (benefit) and any changes in the obligation under the Tax Receivable Agreement is recorded in other income (expense). During the fourth quarters of 2022 and 2021, the Company recognized other income of $3.1 million and $3.6 million, respectively, for a reduction to the liability for the Tax Receivable Agreement resulting primarily from an update to the blended state income tax rate used to measure the obligation. The adjusted liability as of December 31, 2022 is $222.1 million, of which $205.7 million was recorded in long term liabilities and $16.4 million was recorded in current liabilities.

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
The aggregate amount payable pursuant to the Tax Receivable Agreement is dependent in large part on the reduction in taxes that we would have been required to pay absent the existence of the Pre-IPO Tax Assets. As a result, changes in tax law, and in particular the federal and state tax rates applicable to U.S. corporations, the tax rules on the amortization and depreciation of assets, and our split of U.S. to foreign income may materially impact the timing and amounts of payments by us to the Pre-IPO Stockholders pursuant to the Tax Receivable Agreement. Congress is considering a significant number of changes to U.S. tax laws, including an increase in the maximum tax rate applicable to U.S. corporations, which may materially increase our payment obligations to Pre-IPO Stockholders under the Tax Receivable Agreement.
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
Payments under the Tax Receivable Agreement will be based in part on our reporting positions. The Pre-IPO Stockholders (or their transferees or assignees) will not reimburse us for any payments previously made under the Tax Receivable Agreement if such tax benefits are subsequently disallowed, although future payments would be adjusted to the extent possible to reflect the result of such disallowance and any excess payments made to any Pre-IPO Stockholder (or such Pre-IPO Stockholder’s transferees or assignees) will be netted against future payments that would otherwise be made under the Tax Receivable

Agreement, if any, after our determination of such excess. As a result, in certain circumstances, the payments we are required to make under the Tax Receivable Agreement could exceed the cash tax savings we actually realize.

Contractual Obligations and Commitments
The following table summarizes our material cash requirements from known contractual and other obligations as of December 31, 2022 (in thousands):

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
2022 Term Loan Facility debt (1)	$671,626	$8,438	$13,500	$13,500	$636,188
Interest on 2022 Term Loan Facility debt (2)	322,431	53,615	105,749	103,434	59,633
Related party payable pursuant to the tax receivable agreement (3)	222,055	16,380	32,568	33,976	139,131
Purchase obligations (4)	18,201	4,121	8,242	5,838	—
Total contractual obligations (5)	$1,234,313	$82,554	$160,059	$156,748	$834,952
(1)2022 Term Loan Facility debt payments include scheduled principal payments only.
(2)The 2022 Term Loan Facility is subject to variable interest rates. The interest rate on borrowings under the 2022 Term Loan Facility was 7.9% as of December 31, 2022. Assumes annual interest rate of 7.9% on the 2022 Term Loan Facility over the remaining term of the loan.
(3)Represents 85% of the estimated cash savings in U.S. federal, state or local that the Company realizes in its taxable income as a result of certain existing tax attributes as per the Tax Receivable Agreement. The Company has not considered financing costs that may be incurred with respect to when tax receivable payments are due from the Company’s tax filing dates (with no extensions) to the actual filing of tax returns under extension. See “Note 10. Income Taxes” to our Consolidated Financial Statements included in Item 8. Financial Statements of this Annual Report for additional information.
(4)Purchase obligations are commitments for contracted services and include non-cancelable payments.
(5)Does not reflect any borrowings under the 2022 Revolver. As of December 31, 2022, we had no outstanding borrowings under the 2022 Revolver. The Company is required to pay a commitment fee of 0.25% to 0.50% per annum on unused commitments under the 2022 Revolver based upon our First Lien Leverage Ratio (as defined in the 2022 Credit Agreement).
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
We evaluated the development and selection of our critical accounting policies and estimates and believe that the following items are critical accounting estimates, as they (1) involve a higher degree of judgment or complexity and (2) are most significant to reporting our results of operations and financial position. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to the critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. More information on the Company’s significant accounting policies can be found in the footnotes to our audited consolidated financial statements included in “Note 2 - Summary of Significant Accounting Policies” in Item 8 of this Annual Report.
Revenue Recognition
Nature of estimates required: We recognize revenue when control of promised goods are transferred to a customer in an amount that reflects the consideration that we expect to receive in exchange for those goods. Control of the products that we sell are transferred at a point in time. Factors that determine the specific point in time a customer obtains control (and a performance obligation is satisfied) are (i) when we have a present right to payment for the goods, (ii) whether the customer has physical possession and title to the goods, and (iii) whether significant risks and rewards of ownership have transferred. Delivery is typically considered to have occurred at the time the title and risk of loss passes to the customer. Revenue from transactions, net of estimated and actual allowances, is generally recognized at a point in time based on the contractual terms with the customer.

Assumptions and approach used:
Promotional allowance: In the normal course of business, we offer various incentives to customers such as sales discounts and other incentives and allowances, which give rise to variable consideration. The amount of variable consideration is estimated at the time of sale based on either the expected value method or the most likely amount, depending on the nature of the variability. Actual incentives and allowances upon completion of a promotion are inherently uncertain and thus may differ from our estimates. We regularly review and revise, when deemed necessary, our estimates of variable consideration based on both customer-specific expectations as well as historical rates of realization. If actual or expected promotional allowances were significantly greater or lower than the accrual for the allowance we had established, we would record a reduction or increase to net sales in the period in which we made such determination.
Sales returns and allowances: Our terms of sale provide limited return rights and allowances. We record estimated sales returns, discounts, and miscellaneous customer claims as reductions to net sales at the time revenues are recorded. We base our estimates upon historical experience and trends, and upon approval of specific returns or discounts. Actual returns and discounts in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and discounts were significantly greater or lower than the accrual for the allowance we had established, we would record a reduction or increase to net sales in the period in which we made such determination.
Inventory
Nature of estimates required: Inventory is comprised primarily of finished goods and are stated at the lower of cost (average cost method) or estimated net realizable value. Cost is computed based on average historical costs. We allocate the amortization of our patented formulations to the carrying value of our finished goods. The carrying value of inventories is reduced for any excess and obsolete inventory.
Assumptions and approach used: Excess and obsolete inventory reductions are determined based on assumptions about future demand and sales prices, estimates of the impact of competition, and the age of inventory. If actual conditions are less favorable than those previously estimated by management, additional inventory write-downs could be required.
Tax Receivable Agreement
Nature of estimates required: The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors including the amount, character and timing of the Company’s and its subsidiaries’ taxable income in the future and the tax rates then applicable to the Company and its subsidiaries. We expect the payments that will be required to be made under the Tax Receivable Agreement will be substantial and to be funded out of working capital.
Assumptions and approach used: The tax liability is based on current tax laws and the assumption that the Company and its subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate and allocation of U.S. versus foreign sourced income may impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $222.1 million over the 13-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in fiscal year 2022, are not conditioned upon the parties’ continued ownership of equity in the company. See “Note 10 - Income Taxes” in Item 8 of this Annual Report.
New Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements” to our Consolidated Financial Statements included in Item 8. Financial Statements of this Annual Report for information regarding new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of our business. This includes risk associated with interest rates, our interest rate cap, inflation and foreign exchange.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. Interest rate changes generally do not affect the market value of our 2022 Term Loan Facility; however, they do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2022, we had $671.6 million of outstanding variable rate loans under the 2022 Term Loan Facility. Based on our December 31, 2022 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would have caused an increase or decrease in interest cost related to our 2022 Term Loan Facility of approximately $6.7 million over the next 12 months.
Interest Rate Cap
On August 11, 2022, the Company entered into an interest rate cap transaction (the “interest rate cap”) in connection with the 2022 Term Loan Facility, as more fully described in “Note 9 - Long Term Debt” in the Notes to Consolidated Financial Statements in this Annual Report. The Company uses the interest rate cap to add stability to interest expense and to manage its exposure to interest rate movements. The fair value of the interest rate cap is measured at the end of each reporting period using observable inputs other than quoted prices. The fair value of the interest rate cap recorded in other assets at December 31, 2022 was $5.0 million. A hypothetical 50 basis point increase in interest rates would result in an increase to the fair value of the interest rate cap of approximately $2.0 million. A hypothetical 50 basis point decrease in interest rates would result in a decrease to the fair value of the interest rate cap of approximately $1.7 million.
Inflation
Inflationary factors such as increases in the cost to produce our products and overhead costs have adversely affected, and may continue to adversely affect our operating results. During fiscal year 2022, our gross profit margin was negatively impacted by increased input costs for warehousing, transportation and raw materials. Sustained increases in warehousing costs, transportation costs, wages and raw material costs, or other inflationary pressures in the future, may have an adverse effect on our ability to maintain current levels of gross profit margin if the selling prices of our products do not increase with these increased costs, or if we cannot identify other cost efficiencies.
Foreign Exchange Risk
Our reporting currency including our U.K. foreign subsidiary, Olaplex UK Limited, is the U.S. dollar. Gains or losses due to transactions in foreign currencies are reflected in the Consolidated Statements of Operations and Comprehensive Income under the line-item Other (expense) income, net. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Olaplex Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Olaplex Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Accrual for Customer Incentives and Promotional Allowances – Refer to Note 2 to the financial statements
Critical Audit Matter Description
In the normal course of business, the Company offers various incentives, allowances and agreed-upon deductions, including allowances for advertising, damages, promotions, discounts and returns that give rise to variable consideration. The amount of variable consideration is estimated at the time of sale based on either the expected value method or the most likely amount, depending on the nature of the variability. The Company regularly reviews and revises, when deemed necessary, its estimates of variable consideration based on both customer-specific expectations as well as historical rates of realization.
The Company has recorded an allowance for reductions to prices for agreed-upon deductions, including allowances for advertising, damages, promotions, discounts and returns. An accrual is estimated based on agreed-upon terms and the Company’s historical experience and is recorded as a reduction to sales and accounts receivable in the same period the related sales are recorded. As of December 31, 2022, this allowance was $19.2 million.
Auditing the Company’s accrual for allowances was complex and judgmental as the accrual is determined based on significant management estimate, specifically the customer specific expectations and the historical rates of realization. Changes in these estimates can have a material impact on revenue recognized. Additionally, given the subjectivity of estimating the accrual for allowance, performing audit procedures to evaluate whether the accrual for allowances is appropriately recorded required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accrual for customer Incentives and promotional allowances included the following, among others:
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accrual for allowances, including controls over management’s review of the significant assumptions, such as the historical rate of customer deductions and management’s review of the completeness and accuracy of the data used.
•We evaluated the reasonableness of the Company’s policies for recording the allowances including whether there were changes in those policies in the current year.
•We evaluated the Company’s historical ability to accurately estimate its accrual by performing a retrospective analysis on the prior period accrual based on current period deductions.
•We selected customer deductions received subsequent to December 31, 2022 and determined that deductions pertaining to 2022 sales were properly included in the accrual for allowance.
•We performed a trend analysis of the accrual for allowances relative to recorded revenue data to identify unusual trends or outliers for investigation.
•We evaluated management’s methodologies and tested the significant assumptions used by the Company to calculate the accrual for allowances and verified those assumptions were consistent with the terms of underlying customer revenue contracts. We also evaluated whether management’s methodologies and assumptions were reflective of recent market events and changes, as applicable, within the Company’s operating environment.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 28, 2023
We have served as the Company's auditor since 2021

OLAPLEX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	December 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$322,808	$186,388
Accounts receivable, net of allowances of $19,198 and $8,231	46,220	40,779
Inventory	144,425	98,399
Other current assets	8,771	9,621
Total current assets	522,224	335,187
Property and equipment, net	1,034	747
Intangible assets, net	995,028	1,043,344
Goodwill	168,300	168,300
Deferred tax assets	—	8,344
Other assets	11,089	4,500
Total assets	$1,697,675	$1,560,422

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$9,748	$19,167
Sales and income taxes payable	3,415	12,144
Accrued expenses and other current liabilities	17,107	17,332
Current portion of long-term debt	8,438	20,112
Current portion of Related Party payable pursuant to Tax Receivable Agreement	16,380	4,157
Total current liabilities	55,088	72,912
Long-term debt	654,333	738,090
Deferred tax liabilities	1,622	—
Related Party payable pursuant to Tax Receivable Agreement	205,675	225,122
Total liabilities	916,718	1,036,124

Contingencies (Note 14)

Stockholders’ equity (Notes 1 and 12):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 650,091,380 and 648,794,041 shares issued and outstanding as of December 31, 2022 and 2021, respectively	649	648
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	312,875	302,866
Accumulated other comprehensive income	2,577	—
Retained earnings	464,856	220,784
Total stockholders’ equity	780,957	524,298
Total liabilities and stockholders’ equity	$1,697,675	$1,560,422

The accompanying notes are an integral part of these Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share amounts)

	For the years ended December 31,
	2022	2021	2020
Net sales	$704,274	$598,365	$282,250
Cost of sales:
Cost of product (excluding amortization)	177,221	116,554	96,611
Amortization of patented formulations	7,500	7,989	6,052
Total cost of sales	184,721	124,543	102,663
Gross profit	519,553	473,822	179,587
Operating expenses:
Selling, general, and administrative	113,877	98,878	37,170
Amortization of other intangible assets	41,282	40,790	39,825
Acquisition costs	—	—	16,499
Total operating expenses	155,159	139,668	93,494
Operating income	364,394	334,154	86,093
Interest expense, net	(41,178)	(61,148)	(38,645)
Other (expense) income, net
Loss on extinguishment of debt	(18,803)	—	—
Tax receivable agreement liability adjustment	3,084	3,615	—
Other expense, net	(2,256)	(1,012)	(190)
Total other (expense) income, net	(17,975)	2,603	(190)
Income before provision for income taxes	305,241	275,609	47,258
Income tax provision	61,169	54,825	7,980
Net income	$244,072	$220,784	$39,278

Net income per share:
Basic	$0.38	$0.34	$0.06
Diluted	$0.35	$0.32	$0.06

Weighted average common shares outstanding:
Basic	649,092,846	648,166,472	635,386,219
Diluted	691,005,846	689,923,792	636,819,975

Other comprehensive income:
Unrealized gain on derivatives, net of income tax effect	$2,577	$—	$—
Total other comprehensive income	2,577	—	—
Comprehensive income	$246,649	$220,784	$39,278

The accompanying notes are an integral part of these Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(amounts in thousands, except number of shares)

	Common Stock
Stockholder’s Equity	Shares (Note 1)	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance - January 1, 2020	—	$—	$—	$—	$—	$—
Issuance of common stock	647,888,387	648	959,220	—	—	959,868
Net income	—	—	—	—	39,278	39,278
Share-based compensation expense	—	—	1,527	—	—	1,527
Dividend payments	—	$—	$(430,722)	$—	$(39,278)	$(470,000)
Balance – December 31, 2020	647,888,387	$648	$530,025	$—	$—	$530,673
Issuance of common stock	236,255	—	633	—	—	633
Net income	—	—	—	—	220,784	220,784
Tax receivable agreement	—	—	(232,893)	—	—	(232,893)
Share-based compensation expense	—	—	3,963	—	—	3,963
Exercise of stock options	669,399	—	1,138	—	—	1,138
Balance – December 31, 2021	648,794,041	$648	$302,866	$—	$220,784	$524,298
Net income	—	—	—	—	244,072	244,072
Conversion of cash-settled units to stock-settled stock appreciation rights	—	—	1,632	—	—	1,632
Exercise of stock-settled stock appreciation rights	214,380	—	638	—	—	638
Shares withheld and retired on exercise of stock-settled stock appreciation rights	(106,722)	—	(1,412)	—	—	(1,412)
Share-based compensation expense	—	—	7,275	—	—	7,275
Exercise of stock options	1,189,681	1	1,876	—	—	1,877
Unrealized gain on derivatives (net of taxes)	—	—	—	2,577	—	2,577
Balance – December 31, 2022	650,091,380	$649	$312,875	$2,577	$464,856	$780,957

The accompanying notes are an integral part of these Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$244,072	$220,784	$39,278
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Amortization of patent formulations	7,500	7,989	6,052
Amortization of other intangibles	41,282	40,790	39,825
Inventory write-off and disposal	8,180	—	—
Depreciation of fixed assets	363	162	—
Amortization of fair value of acquired inventory	—	—	44,721
Amortization of debt issuance costs	1,543	2,830	1,752
Deferred taxes	9,179	2,486	(4,428)
Tax receivable agreement liability adjustment	(3,084)	(3,615)	—
Share-based compensation expense	7,275	3,963	1,527
Loss on extinguishment of debt	18,803	—	—
Other operating	412	—	—
Changes in operating assets and liabilities, net of effects of acquisition (as applicable):
Accounts receivable, net	(5,441)	(26,402)	(7,118)
Inventory	(52,640)	(63,724)	(14,242)
Other current assets	850	(7,199)	(2,094)
Accounts payable	(9,419)	2,352	14,865
Accrued expenses and other current liabilities	(7,322)	19,613	8,837
Other assets and liabilities	(6,229)	—	—
Net cash provided by operating activities	255,324	200,029	128,975

Cash flows from investing activities:
Purchase of property and equipment	(650)	(875)	(27)
Purchase of investment in nonconsolidated entity	—	(4,500)	—
Business acquisition, net of acquired cash	—	—	(1,381,582)
Purchase of software	(2,032)	(890)	—
Net cash used in investing activities	(2,682)	(6,265)	(1,381,609)

Cash flows from financing activities:
Dividend / distribution payments	—	—	(470,000)
Proceeds from the issuance of stock	—	633	959,868
Proceeds from exercise of stock options	1,876	1,138	—
Proceeds from Revolver	—	—	50,000
Principal payments of Term Loan	(780,380)	(20,111)	(10,653)
Payments for shares withheld and retired for taxes and exercise price for SARs	(774)	—	—
Payments of Revolver	—	—	(50,000)
Proceeds from the issuance of Term Loan	675,000	—	800,000
Payments of debt issuance costs	(11,944)	—	(15,617)
Net cash (used in) provided by financing activities	(116,222)	(18,340)	1,263,598

Net increase in cash and cash equivalents	136,420	175,424	10,964
Cash and cash equivalents - beginning of period	186,388	10,964	—
Cash and cash equivalents - end of period	$322,808	$186,388	$10,964

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$59,922	$33,812	$9,914
Cash paid during the year for interest	$41,226	$58,316	$34,566
Supplemental disclosure of noncash activities:
Offering and strategic transition costs included in accounts payable and accrued expenses	$—	$243	$—
(Decrease) increase in Related Party payable pursuant to Tax Receivable Agreement	(3,084)	232,893	—
Cash Settled units liability reclassification to additional paid in capital	$1,632	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
NOTE 1- NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Olaplex Holdings, Inc. (“Olaplex Holdings,” and together with its subsidiaries, the “Company” or “we”) is a Delaware corporation that was incorporated on June 8, 2021 for the purpose of facilitating an initial public offering and to enter into other related Reorganization Transactions, as described below, in order to carry on the business of Penelope Holdings Corp. (“Penelope”), together with its subsidiaries. Olaplex Holdings is organized as a holding company and operates indirectly through its wholly owned subsidiaries, Penelope and Olaplex, Inc., which conducts business under the name “Olaplex”. Olaplex is an innovative, science-enabled, technology-driven beauty company that is focused on delivering its patent-protected prestige hair care products to professional hair salons, retailers and everyday consumers. Olaplex develops, manufactures and distributes a suite of haircare products strategically developed to address three key uses: treatment, maintenance and protection.
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
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) with all intercompany balances and transactions eliminated. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States (“U.S.”) generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The financial statements for prior periods give effect to the Reorganization Transactions discussed above, including the exchange of all 960,184 units of Penelope Group Holdings, L.P. for an aggregate of 648,124,642 shares of common stock of Olaplex Holdings, Inc., which is equivalent to an overall exchange ratio of one-for-675, and the conversion of options and cash-settled units of Penelope into options and cash-settled units of Olaplex Holdings at a conversion rate of one-for-675, with a corresponding adjustment to the exercise price and base price, respectively, as discussed above and in “Note 11. Share-Based Compensation”. All share and earnings per share amounts presented herein have been retroactively adjusted to give effect to the Reorganization Transactions as if they occurred in all prior periods presented.
For the periods prior to the Reorganization Transactions, Penelope and its subsidiaries, including Olaplex, Inc., are consolidated in the consolidated financial statements of the Company.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Combination
The 2022, 2021 and 2020 Consolidated Financial Statements cover Olaplex, Inc. and its wholly owned subsidiary, Olaplex UK Limited, a private limited company incorporated in England and Wales. The accompanying 2022, 2021 and 2020 Consolidated Financial Statements reflect the financial position, results of operations and comprehensive income, and cash flows of Olaplex Holdings, Inc. and its wholly owned subsidiaries on a consolidated basis. All intercompany account balances and transactions have been eliminated.
Estimates and Assumptions
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of share-based options and stock settled stock appreciation rights (“SARs”); the fair value of and/or potential impairment of goodwill and intangible assets for our reporting unit; the fair value of our interest rate cap; useful lives of our tangible and intangible assets; allowance for promotions; estimated income tax and tax receivable payments; the net realizable value of, and demand for our inventory. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash balances at several high credit quality financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”). At times, such cash balances may be in excess of the $250 FDIC insurance limit. As of December 31, 2022 and December 31, 2021, the Company has cash equivalents of $322,808 and $186,388, respectively. The Company has not experienced any losses in such accounts.
Accounts Receivable – net
Accounts receivable are recorded at net realizable value. The Company has recorded an accrual for reductions to prices for agreed-upon deductions, including allowances for advertising, damages, promotions, and returns. As of December 31, 2022 and December 31, 2021, this allowance was $19,198 and $8,231 respectively. As of December 31, 2022 and December 31, 2021, the Company did not have an allowance for doubtful accounts. In arriving at this conclusion, the Company evaluated historical losses, and the likelihood of future losses, age of receivables, adverse situations that may affect a customer’s ability to repay and prevailing economic conditions in accordance with ASC 326. The Company has generally not experienced difficulties collecting from customers in a timely manner.
Inventory
Inventory includes inventory that is salable or usable in future periods and is stated at the lower of cost or net realizable value using the average cost method. Cost components include raw materials and finished goods. The finished goods are produced at third-party contract manufacturers. The Company allocates the amortized cost of its patented formulation to finished goods inventory. Management estimates an allowance for excess and obsolete inventory based on a calculation of excess on hand quantities of slow-moving inventory. As of December 31, 2022 and 2021, there was no material allowance for excess and obsolete inventory.
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
Goodwill is reviewed annually at the beginning of the fourth quarter for impairment, at the reporting unit level, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. A reporting unit is an operating segment or a component of an operating segment. When testing goodwill for impairment, the Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If factors indicate that the fair value of the asset is less than its carrying amount, the Company will perform a quantitative test by determining the fair value of the reporting unit. The estimated fair value of the reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates, including discount rate, growth rate, and future financial performance. Valuations of similar public companies may also be evaluated when assessing the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference. The Company manages its business on the basis of three components of its operating segment that are aggregated into one reportable and operating segment given the components of the operating segment have similar economic characteristics, classes of consumers, products, production, distribution methods, and operate in the same regulatory environments. The reportable segment is used for the purposes of impairment testing.
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
Impairment of Long-Lived Assets
The Company reviews long-lived tangible and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate it utilizes to evaluate potential investments. No tangible and intangible asset impairment was recorded for fiscal years ended December 31, 2022 and December 31, 2021.
Fair value measurements are based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement. Significant changes in the underlying assumptions used to value long-lived assets could significantly increase or decrease the fair value estimates used for impairment assessments.
Debt Issuance Costs
Original issue discount costs and third-party issue costs incurred in connection with the issuance of long-term debt are deferred and amortized over the life of the associated debt instrument on a straight-line basis, in a manner that approximates the effective interest method. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from the long-term debt. As of December 31, 2022 and December 31, 2021, the Company had $10,402 and $11,033 of unamortized deferred financing costs related to its credit facilities.
Property and Equipment
Property and equipment are stated at historical cost net of accumulated depreciation. The cost of assets sold or retired, and the related accumulated depreciation, are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in operating results for the period.
Estimated useful lives of the Company’s assets are as follows:

Molds	3-5 years
Equipment	5-10 years
Furniture and fixtures	3-7 years

Deferred Revenue
Amounts received from international customers in the form of cash pre-payments to purchase goods are recorded as deferred revenue for contract liabilities until the goods are shipped, including unredeemed gift cards. The Company’s deferred revenue balance was $2,015 and $5,022 as of December 31, 2022 and December 31, 2021, respectively (see “Note 8. Accrued Expenses and Other Current Liabilities”). Customer pre-payments and gift cards are included as accrued expenses and other current liabilities. Deferred revenue is included as accrued expenses and other current liabilities on the accompanying Consolidated Balance Sheets.
Foreign Currency Transactions
Assets and liabilities denominated in foreign currencies are converted to the functional currency at the applicable current rates, including the Company’s subsidiary, Olaplex UK, whose functional currency is in US dollars. All revenues and expenses associated with foreign currencies are converted at the rates of exchange prevailing when such transactions occur. The resulting exchange loss or gain is reflected in foreign currency exchange loss or gain recorded in other expense, net in the accompanying Statements of Operations and Comprehensive Income. Foreign exchange losses were $2,025, $1,027 and $129 for the years ended December 31, 2022, 2021, and 2020, respectively. Activity for comprehensive income related to foreign currency activity is not applicable for periods presented.
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
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value, which approximates fair value due to the short-term maturity. The Company’s long-term debt is recorded at its carrying value in the Consolidated Balance Sheets, which may differ from fair value. The Company’s interest rate cap is recorded at its Level 3 fair value in the Consolidated Balance Sheets.
Offering Costs
During the third quarter of 2021, the Company completed the IPO. For the year ended December 31, 2021, the Company expensed offering and related strategic transition costs of $8,488 in the Statement of Operations and Comprehensive Income under Selling, general and administrative expenses.
Segment Reporting
Operating segments are components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Utilizing this criteria, the Company manages its business on the basis of three components of its operating segment that are aggregated into one reportable and operating segment given the components of the operating segment have similar economic characteristics, classes of consumers, products, production, distribution methods, and operate in similar regulatory environments.
Revenue Recognition
The Company derives its revenue through the sale of its prestige hair care products. The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which provides a five-step model for recognizing revenue from contracts with customers as follows:
•Identify the contract with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to the performance obligations in the contract

•Recognize revenue when or as performance obligations are satisfied
The Company recognizes revenue in the amount that reflects the consideration that the Company expects that it will be entitled to in exchange for transferring goods to its customers. Net sales are comprised of the transaction price from sales of products less expected allowances, including allowances for advertising, damages, promotions, discounts, and return rights. These allowances are estimated based on agreed-upon terms and the Company’s historical experience and are recorded as a reduction to sales and accounts receivable in the same period the related sales are recorded. The Company experienced returns of $9,983 during the year ended December 31, 2022, primarily related to one-time items, and immaterial returns during the years ended December 31, 2021, and 2020.
Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the customers based on the terms of sale. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and the risks and rewards of ownership of the goods has been transferred to the customer. Generally, revenue from sales of merchandise to customers are recognized at a point in time, based on customer agreements and is recorded in the period the product is shipped or delivered in accordance with the shipping terms. For the Company’s Olaplex.com website transactions, revenue is recognized upon delivery to customers. The Company’s professional and retail distributors consist of local and international customers. Payments from certain international customers are due in advance. The Company records deferred revenue for contract liabilities from contracts with customers in which the customer prepays for the order. Other international and U.S.-based customer billings are invoiced and typically due within a contractually specified term. During 2022 the Company did not have significant financing terms with its customers.
The Company has elected to account for shipping and handling as fulfillment activities and not as a separate performance obligation. As of December 31, 2022 and December 31, 2021, other than accounts receivable, the Company has no material contract assets. The Company had contract liabilities of $2,015 and $5,022 as of December 31, 2022 and 2021, respectively, Opening contract liability balances of $5,022, as of January 1, 2022, and $2,314, as of January 1, 2021, were recognized as net sales during the years ended December 31, 2022 and 2021, respectively.
Sales and value added taxes, when applicable, that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. Shipping and fulfillment costs charged to customers are included as revenue in total net sales. Shipping costs incurred by the Company to ship between third-party manufacturers and warehouses are capitalized to inventory and included in cost of sales. Shipping and fulfillment costs incurred by the Company to ship to customers are included in selling, general, and administrative expenses.
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
The Company recognizes interest and penalties, if any, associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the Company’s consolidated balance sheet.
Concentrations of Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. Although the Company deposits its cash with creditworthy financial institutions, its deposits, at times, may exceed federally insured limits. To date, the Company has not experienced any losses on it cash deposits.
The Company extends credit to customers in certain industries which may be affected by changes in economic or other external conditions. During the years ended December 31, 2022, 2021, and 2020, respectively, the Company’s customers with net sales exceeding 10% of total net sales included one customer which represented 16%, two customers which represented 25% in aggregate, and three customers who represented 32% of total net sales in aggregate. The accounts receivable balance for these customers as a percentage of total account receivable was immaterial as of December 31, 2022 and 11% at December 31, 2021. The Company has not experienced material bad debt losses due to this concentration.
The Company purchases its inventories for certain product categories from a small number of vendors. The Company’s largest vendor represented 49% and 59% of the Company’s inventory product purchases for the years ended December 31, 2022 and 2021, respectively.
One vendor manufactures products that accounted for more than 77% of the Company’s net sales in the year ended December 31, 2022. In order to expand the Company’s manufacturing network and to mitigate the risks of relying on a limited number of manufacturers, the Company has amended its agreement with that vendor to permit the Company to engage other manufacturers of certain of our finished products. The term of the Company’s agreement with this vendor also was amended to expire on June 30, 2023. While we are currently negotiating a new agreement with this vendor and expect to be able to enter into a new agreement prior to the current agreement’s expiration, if we are unable to enter into this agreement by the expiration date of the current agreement or extend the term of the current agreement on favorable terms or at all, then we may be unable to source an adequate supply of finished products to meet demand.
Marketing and Advertising
The Company expenses marketing and advertising costs as incurred. Selling, general, and administrative expenses include non-employee marketing and advertising expenses of $24,864, $11,137, and $2,521 for the years ended December 31, 2022, 2021, and 2020, respectively, in the accompanying Consolidated statements of Operations and Comprehensive Income.
Shipping and Fulfillment
Shipping and fulfillment costs incurred by the Company to ship to customers are expensed as incurred and are included in selling, general, and administrative expenses. Shipping and fulfillment costs were $13,801, $12,183, and $4,126 for the years ended December 31, 2022, 2021, and 2020, respectively, in the accompanying Consolidated Statements of Operations and Comprehensive income.
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
The Company has previously used a Monte Carlo option-pricing model to estimate the fair value of performance-based options. This model requires the use of highly subjective and complex assumptions including volatility and expected option life. The costs relating to share-based compensation expense are recognized in selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income, and forfeitures are recognized and accounted for as they occur. There were no performance-based options outstanding as of December 31, 2022, or 2021.
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
The tax liability is based on current tax laws and the assumption that the Company and its subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate and allocation of U.S. versus foreign sourced income may impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $222.1 million over the 13-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of the Company.
Reclassifications
Certain amounts presented have been reclassified within the December 31, 2021 Consolidated Balance Sheet to conform with the current period presentation, including a prior year reclassification from Accrued expenses and other current liabilities to Sales and income taxes payable. The reclassifications had no effect on the Company’s Total current liabilities.
Recently Adopted Accounting Pronouncements
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
NOTE 3 – NET SALES
The Company distributes products in the U.S. and internationally through professional distributors in the salon channel, directly to retailers for sale in their physical stores and e-commerce sites, and direct-to-consumer (“DTC”) through sales to third party e-

commerce customers and through its own Olaplex.com website. As such, the Company’s three business channels consist of professional, specialty retail and DTC as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net sales by Channel:
Professional	$300,472	$259,009	$156,199
Specialty retail	235,310	175,799	50,718
DTC	168,492	163,557	75,333
Total Net sales	$704,274	$598,365	$282,250
Revenue by major geographic region is based upon the geographic location of customers who purchase the Company’s products. However, the majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency. During the years ended December 31, 2022, 2021, and 2020, the Company’s net sales to consumers in the U.S. and international regions were as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net sales by Geography:
U.S.	$397,564	$344,656	$149,272
International	306,710	253,709	132,978
Total Net sales	$704,274	$598,365	$282,250
United Kingdom (“U.K”) net sales for the years ended December 31, 2022, 2021 and 2020 were 10%, 14% and 17% of total net sales, respectively. No other international country exceeds 10% of total net sales.
NOTE 4 - INVENTORY
Inventory as of December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Raw materials	$36,194	$20,852
Finished goods	108,231	77,547
Inventory	$144,425	$98,399
NOTE 5 - INVESTMENT IN NONCONSOLIDATED ENTITY
Our investment in and advances to our nonconsolidated entity as of December 31, 2022 and December 31, 2021 represents our investment in a limited liability company. We do not control or have significant influence over the operating and financial policies of this affiliate.
We account for this investment using the cost method and adjust only for other than temporary declines in fair value, additional investments, plus or minus changes from observable price changes in orderly transactions or distributions deemed to be a return of capital. Our investment is classified as a long-term asset in our Consolidated Balance Sheets, and consists of the following:

	December 31, 2022	December 31, 2021
Capital contributions, net of distributions and impairments	$4,500	$4,500
Total investments in and advances to nonconsolidated affiliate	$4,500	$4,500
NOTE 6 - BUSINESS COMBINATIONS
On January 8, 2020, the Company completed the Acquisition to acquire the net assets of the Olaplex business and 100% of voting equity interests. The purchase price was $1,381,582 in net cash paid.

Information regarding the net cash consideration paid and fair value of the assets and liabilities assumed at the Acquisition Date is as follows:

January 8, 2020
Fair value of assets acquired	$1,216,259
Goodwill	168,300
Fair value of liabilities assumed	(2,977)
Net cash paid for acquisition	$1,381,582

Purchase price is comprised of:
Cash, net of acquired cash	$1,381,582
Net cash paid for acquisition	$1,381,582

January 8, 2020
Allocation of purchase price:
Net tangible assets (liabilities):
Inventory	$61,262
Accounts receivable and other current assets	7,595
Deferred tax assets	6,402
Liabilities	(2,977)
Net tangible assets	$72,282
Identifiable intangible assets:
Brand name	$952,000
Product formulations	136,000
Customer relationships	53,000
Total identifiable intangible assets	1,141,000
Goodwill	168,300
Net assets acquired	$1,381,582
For this Acquisition, brand name, product formulations, and customer relationships were assigned estimated useful lives of 25 years, 15 years, and 20 years, respectively, the weighted average of which is approximately 23.6 years.
Costs related to the Acquisition were expensed as incurred. In connection with the Acquisition, the Company recorded transaction expenses totaling $16,499 for the year ended December 31, 2020, within the consolidated statements of operations and comprehensive income.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised of the following:

	December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated amortization	Net carrying amount
Brand name	25 years	$952,000	$(113,394)	$838,606
Product formulations	15 years	136,000	(26,998)	109,002
Customer relationships	20 years	53,000	(7,892)	45,108
Software	3 years	2,922	(610)	2,312
Total finite-lived intangibles		1,143,922	(148,894)	995,028
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,312,222	$(148,894)	$1,163,328

	December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated amortization	Net carrying amount
Brand name	25 years	$952,000	$(75,314)	$876,686
Product formulations	15 years	136,000	(17,932)	118,068
Customer relationships	20 years	53,000	(5,241)	47,759
Software	3 years	890	(59)	831
Total finite-lived intangibles		1,141,890	(98,546)	1,043,344
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,310,190	$(98,546)	$1,211,644
The amortization of the Company’s brand name, customer relationships and software is recorded to Amortization of other intangible assets in the Consolidated Statements of Operations and Comprehensive Income. A portion of Amortization of patented formulations is capitalized to Inventory in the Consolidated Balance Sheets, and the remainder is recorded to Amortization of patented formulations in the Consolidated Statements of Operations and Comprehensive Income. Amortization of the Company’s definite-lived intangible assets for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Amortization of patented formulations	$7,500	$7,989	$6,052

Amortization expense, brand name and customer relationships	40,730	40,730	39,825
Amortization expense, software	552	59	—
Amortization of other intangible assets	41,282	40,789	39,825

Amortization of patented formulations capitalized to inventory	$1,566	$1,078	$2,813

The estimated future amortization expense related to the finite-lived intangible assets as of December 31, 2022 is as follows:

Year ending December 31
2023	$50,770
2024	$50,709
2025	$50,221
2026	$49,797
2027	$49,797
Thereafter	$743,733
Total	$995,028

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Accrued professional fees	$3,187	$2,132
Payroll liabilities	4,092	6,302
Accrued freight	3,283	636
Deferred revenue	2,015	5,022
Accrued interest	814	—
Other accrued expenses and current liabilities	3,716	3,240
Accrued expenses and other current liabilities	$17,107	$17,332
NOTE 9 - LONG-TERM DEBT
The Company’s Long-Term Debt as of December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)(1)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$671,625	$—
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(2)	$—	$—
Credit Agreement, dated as of January 8, 2020, as amended (the “2020 Credit Agreement”)(1)
$800 Million 6-Year Senior Secured Term Loan Facility, as amended (the “2020 Term Loan Facility”)	$—	$769,235
$51 Million 5-Year Senior Secured Revolving Credit Facility, as amended (the “2020 Revolver”)(2)	—	—
Debt issuance costs	(8,854)	(11,033)
Total term loan debt	662,771	758,202
Less: Current portion	(8,438)	(20,112)
Long-term debt, net of debt issuance costs and current portion	$654,333	$738,090
(1) The 2022 Credit Agreement refinanced and replaced the 2020 Credit Agreement.
(2) As of December 31, 2022 and December 31, 2021, the Company did not have any outstanding amounts drawn on the 2022 Revolver or 2020 Revolver, respectively, including letters of credit and swingline loan sub-facilities. As of December 31, 2022, the Company had $150 million of available borrowing capacity under the 2022 Revolver. The Company has $1.5 million of unamortized deferred financing fees related to the 2022 Revolver, which are capitalized and recorded as Other Assets on the balance sheet.
The interest rate on outstanding debt under the 2022 Term Loan Facility was 7.9% per annum as of December 31, 2022. The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) adjusted term SOFR plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) plus an additional interest rate spread.
Interest expense, inclusive of debt amortization, for the year ended December 31, 2022, 2021, and 2020 was $41,178, $61,148, and $38,645, respectively, and was recorded in interest expense, net in the Consolidated Statements of Operations and Comprehensive Income.
The fair value of the Company’s long-term debt is based on the market value of our long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of December 31, 2022, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $662.8 million, and the fair value of the Company’s long-term debt was $624.6 million. As of December 31, 2021, the carrying amount of the Company’s long-term debt under the 2020 Credit Agreement approximated its fair value, as the stated rate approximated market rates for loans with similar terms.
2020 Credit Agreement
On January 8, 2020, Olaplex, Inc., together with Penelope Intermediate Corp. acting as the parent guarantor, entered into a secured credit agreement (the “Original Credit Agreement”), consisting of a $450,000 term loan facility (the “2020 Term Loan Facility”) and a $50,000 revolving facility (the “2020 Revolver”), which included a $10,000 letter of credit sub-facility and a $5,000 swingline loan sub-facility. In addition, on December 18, 2020, Olaplex, Inc. entered into a First Incremental Amendment to the Original Credit Agreement (the “Amendment,” and together with the Original Credit Agreement, the “2020 Credit Agreement”) to increase the 2020 Term Loan Facility by $350,000 and increase the 2020 Revolver capacity by $1,000 to a revised $800,000 2020 Term Loan Facility and $51,000 2020 Revolver. The 2020 Credit Agreement was fully repaid and refinanced by the 2022 Credit Agreement. The unused balance of the 2020 Revolver as of December 31, 2021 was $51,000.
Under the Original Credit Agreement, Olaplex, Inc. incurred original issue discount (“OID”) costs of $10,000, and $527 of third-party issuance costs. In connection with the incremental borrowing pursuant to the Amendment, Olaplex, Inc. incurred OID costs of $3,500 and $1,590 of third-party issue costs.
The 2020 Credit Agreement included reporting, financial, and maintenance covenants that require, among other things, for Olaplex, Inc. to comply with certain maximum secured leverage ratios, which Olaplex, Inc. was in compliance with on December 31, 2021. Substantially all the assets of Olaplex, Inc. constitute collateral under the 2020 Term Loan Facility and 2020 Revolver facilities.
2022 Credit Agreement
On February 23, 2022, Olaplex, Inc., an indirect wholly owned subsidiary of Olaplex Holdings, Inc., together with Penelope Intermediate Corp. acting as the parent guarantor, entered into a Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”), by and among Olaplex, Inc., Penelope Intermediate Corp, Goldman Sachs Bank USA (“Goldman Sachs”), as administrative agent (the “Administrative Agent”), collateral agent and swingline lender, and each lender and issuing bank from time to time party thereto (the “Lenders”). The 2022 Credit Agreement refinanced and replaced the 2020 Credit Agreement with a seven-year $675,000 senior-secured term loan facility (the “2022 Term Loan Facility”) and a five-year $150,000 senior-secured revolving credit facility (the “2022 Revolver”), which includes a $25,000 letter of credit sub-facility and a $25,000 swingline loan sub-facility.
The refinancing of the 2020 Credit Agreement resulted in recognition of loss on extinguishment of debt of $18.8 million which is comprised of $11.0 million in deferred financing fee write off, and $7.8 million of prepayment fees for the 2020 Credit Agreement. We incurred costs directly related to the 2022 Credit Agreement of $11.9 million, consisting primarily of lender fees of $1.7 million and third-party fees of $10.2 million during the year ended December 31, 2022. These fees were allocated between the 2022 Revolver and the 2022 Term Loan Facility. 2022 Term Loan Facility fees are capitalized and recorded as a reduction of the carrying amount of non-current debt, and 2022 Revolver fees are capitalized and recorded as Other Assets on the balance sheet.
The 2022 Term Loan Facility bears interest at a rate of one-month adjusted secured overnight financing rate (“SOFR”) (subject to a 0.50% floor) + initially 3.75% per annum (with a 0.25% leverage based step-down, tied to achieving a first lien net leverage ratio of 1.20x), and matures on February 23, 2029. The 2022 Revolver bears interest at a rate of adjusted SOFR for dollar denominated borrowings (subject to a 0% floor) + initially 3.75% (with a 0.25% leverage based step-down, tied to achieving a first lien net leverage ratio of 1.20x), and matures on February 23, 2027. The 2022 Term Loan Facility is repayable in mandatory quarterly installments equal to $1,688, with the balance payable at maturity. The 2022 Term Loan Facility and 2022 Revolver can each be prepaid at any time without any penalty or premium (subject to any applicable breakage costs). The 2022 Term Loan Facility is subject to customary mandatory prepayments with respect to excess cash flow, net proceeds from non-ordinary course asset dispositions and the issuance of additional non-permitted debt or certain refinancing debt, in each case as set forth in the 2022 Credit Agreement.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict Olaplex, Inc.’s ability to (subject to certain exceptions) (i) pay dividends and distributions or repurchase its capital stock, (ii) prepay, redeem, or repurchase certain indebtedness, (iii) incur additional indebtedness and guarantee indebtedness, (iv) create or incur liens, (v) engage in mergers, consolidations, liquidations or dissolutions, (vi) sell, transfer or otherwise dispose of assets, (vii) make investments, acquisitions, loans or advances and (viii) enter into certain transactions with affiliates. The 2022 Credit Agreement also includes, among other things, customary affirmative covenants (including reporting covenants) and events of default (including a change of control) for facilities of this type. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. Such affirmative and negative covenants and events of default are substantially similar to those contained in the 2020 Credit Agreement, subject to certain exceptions and thresholds set forth in the 2022 Credit Agreement. The Company was in compliance with these affirmative and negative covenants on December 31, 2022.
The maturity date of the 2022 Term Loan Facility is February 23, 2029. The maturity date of the 2022 Revolver is February 23, 2027. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds, which is substantially the same as the collateral that secured the obligations under the 2020 Credit Agreement.
Olaplex, Inc. must pay the Administrative Agent, on account of the Lenders under the 2022 Revolver, a quarterly commitment fee based upon the product of (i) the applicable rate as described below and (ii) the average daily amount of the unused revolving commitments. Olaplex, Inc. also must pay the issuing banks customary fees based upon the amount available to be drawn under such letters of credit.
The applicable rate for the commitment fee described in the immediately preceding paragraph is equal to (x) 0.50% if the First Lien Leverage Ratio is greater than 1.20:1.00, (y) 0.375% if the First Lien Leverage Ratio is less than or equal to 1.20:1.00 but greater than 0.70:1.00, and (z) 0.25% if the First Lien Leverage Ratio is less than or equal to 0.70:1.00.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021.

	Asset Derivatives
	December 31, 2022	December 31, 2021
Interest rate cap
Balance Sheet Caption
Other Assets	$5,042	$—
During the year ended December 31, 2022, the Company’s interest rate cap generated an unrecognized pre-tax gain of $3.4 million, recorded in Accumulated Other Comprehensive Income on the Company’s Consolidated Balance Sheets. The Company also recognized Interest expense of $0.4 million related to amortization of the interest rate cap premium paid by the Company in connection with the interest rate cap. The Company did not have an interest rate cap agreement in place during the twelve months ended December 31, 2021.
The Company performed an initial effectiveness assessment on the interest rate cap and determined it to be an effective hedge of the cash flows related to the interest rate payments on the 2022 Term Loan Facility. The hedge is evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in Accumulated Other Comprehensive Income and periodic settlements of the interest rate cap will be recorded in interest expense along with the interest on amounts outstanding under the 2022 Term Loan Facility. Payment of the up-front premium of the interest rate cap is included within Other assets/liabilities within cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows.
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

NOTE 10 - INCOME TAXES
The Company’s breakdown of its income before provision for income taxes for the years ended December 31, 2022, 2021 and 2020 is as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
U.S.	$305,192	$275,554	$47,221
Foreign	49	55	37
Total income before taxes	$305,241	$275,609	$47,258
The components of the provision for (benefit from) income taxes were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Current provision:
Federal	$44,063	$44,660	$11,314
State & Local	7,918	7,668	1,079
Foreign	9	11	15
Total current provision	51,990	52,339	12,408
Deferred provision:
Federal	8,172	2,772	(4,204)
State & Local	1,007	(286)	(224)
Foreign	—	—	—
Total deferred provision	9,179	2,486	(4,428)
Total provision for income taxes	$61,169	$54,825	$7,980

Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred Tax Assets:	December 31, 2022	December 31, 2021
Inventory adjustments	$1,289	$661
Capitalized transaction costs	2,667	3,016
Deferred revenue	424	1,061
Accrued expenses and other current liabilities	3,488	3,102
Capitalized research & development expense	1,273	—
Share-based compensation	1,380	397
Intangible assets	—	6,410
Total deferred tax assets	$10,521	$14,647

Deferred tax liabilities:
Goodwill	$6,962	$4,675
Other current assets	1,141	1,256
Fixed assets	769	372
Unrealized gain on derivatives	787	—
Intangible assets	2,484	—
Total deferred tax liabilities	12,143	6,303
Net deferred tax (liabilities) assets	$(1,622)	$8,344

The following table provides a reconciliation between the U.S. federal statutory rate and the Company’s effective tax rates for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign derived intangible income deduction	(2.9)%	(3.0)%	(5.2)%
State and local income taxes, net of federal benefit	2.3%	2.6%	1.8%
Share-based compensation	(0.4)%	(1.2)%	—%
Other	—%	0.5%	(0.7)%
Effective Tax Rate	20.0%	19.9%	16.9%
In 2022, 2021 and 2020 the effective tax rate was lower than the U.S. federal statutory tax rate primarily due to the foreign derived intangible income deduction (“FDII”) and excess tax benefits associated with share-based compensation, partially offset by the effect of state and local income taxes. The FDII deduction results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate.
The Company assesses positive and negative evidence for each jurisdiction to determine whether it is more likely than not that existing deferred tax assets will be realized. As of December 31, 2022 and 2021, no valuation allowance was recorded as the Company has concluded that its net deferred tax assets are more likely than not to be realized.
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority based on the technical merits. The Company had no uncertain tax positions as of December 31, 2022 and 2021, and does not expect any significant change in its unrecognized tax benefits within the next 12 months.
In the normal course of business, the Company and its subsidiaries may be examined by various taxing authorities, including the U.S, Internal Revenue Service. As of December 31, 2022, the Company remained subject to examination in the U.S. and the U.K. for the 2020 through 2022 tax years.
Tax Receivable Agreement
During the year ended December 31, 2022, the Company made a payment to the Pre-IPO Stockholders of $4.2 million as required pursuant to the terms of the Tax Receivable Agreement. The tax liability is based on current tax laws and the assumption that the Company and its subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate and allocation of U.S. versus foreign sourced income may impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $222.1 million over the 13-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in fiscal year 2022, are not conditioned upon the parties’ continued ownership of the Company.
The Tax Receivable payment obligation was recorded as of September 30, 2021 as a non-current liability of $232.9 million on the Consolidated Balance Sheet, with a corresponding decrease in Additional paid-in capital. During the fourth quarters of 2022 and 2021, the Company recognized other income of $3.1 million and $3.6 million, respectively, for a reduction to the liability for the Tax Receivable Agreement resulting primarily from an update to the blended state income tax rate used to measure the obligation. The adjusted liability as of December 31, 2022 is recorded as $222.1 million, of which $205.7 million was recorded in long term liabilities and $16.4 million was recorded in current liabilities.
NOTE 11 – SHARE-BASED COMPENSATION
On September 17, 2021, the Company adopted the Olaplex Holdings 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance awards, and other stock-based awards to employees, directors and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2021 Plan (subject to adjustment as described below) is 45,421,197 shares of common stock, plus the number of shares of common stock underlying awards granted under the Penelope Holdings Corp. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) that on or after September 17, 2021 expire or become unexercisable, are forfeited to, or repurchased for cash by, the Company, are settled in cash, or otherwise become available again for grant.
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
Converted Cash-Settled Units
On February 23, 2022 (the “modification date”), the Company modified the settlement terms of its outstanding unvested time- and performance-based cash-settled units from net cash settlement to net stock-settled stock appreciation rights (“SARs”). In addition, the vesting condition that the weighted average closing price per share over the thirty (30) consecutive trading days ending on the day immediately prior to the applicable vesting date equals or exceeds the IPO price of $21 on each applicable vesting date was removed for such SARs. Under the amended award agreements, the Company will settle all vested SARs with shares of Company common stock measured as the difference between the stock price on the date of settlement and the base price per share of $2.97. All performance conditions were removed concurrently with the modification of the settlement terms. Other terms of the SAR grants remain unchanged. The modification results in a change of the awards’ classification from liability to equity.
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

On the modification date, the Company used the Black-Scholes valuation model in determining the fair value of the outstanding SARs, which required the application of certain assumptions, including the expected life of the SARs, stock price volatility, dividend rate and risk-free interest rate. The assumptions used in determining the fair value of the SARs on the modification date were as follows:

	Time-Based	Market and Performance-Based
Expected term (in years)	2.50	1.85
Expected volatility	30%	30%
Risk-free interest rate	1.68%	1.58%
Expected dividend yield	—	—
Share price on valuation date	$17.06	$17.06
These modified SARs are included in the weighted average diluted shares outstanding calculation set forth below in “Note 15 – Net Income Per Share”. Through the modification date, the Company recognized a recovery of cash-settled expense of $974 as a result of decline in the fair value of the awards since December 31, 2021.
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
As of December 31, 2022, a total of 92,292,025 shares have been authorized for issuance under the 2020 Plan and 2021 Plan, with 45,421,197 shares available for grant under the 2021 Plan and no shares available for grant under the 2020 Plan. As of December 31, 2022, there were outstanding options to purchase an aggregate of 44,797,369 shares, with 2,072,510 shares outstanding issued under the 2021 Plan and 42,724,859 shares outstanding issued under the 2020 Plan. As of December 31, 2022, there were forfeited options to purchase an aggregate of 7,152,342 shares, with 2,450,480 options forfeited under the 2021 Plan and 4,701,862 options forfeited under the 2020 Plan.

The following tables summarize the stock options, cash-settled units and stock-settled SARs activity for the years ended December 31, 2022 and 2021:

	Time-based options and stock-settled SARs			Performance-based options			Cash-settled units converted to stock-settled SARs
	Number of options and stock-settled SARs	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number of options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Time based	Performance based
Outstanding at December 31, 2021	42,687,518	$1.24	$798,404	3,979,461	$1.17	$111,278	596,700	306,450
Granted	1,030,000	8.83		—	—		—	—
Cancelled/Forfeited	(2,382,500)	1.19		—	—		(10,800)	(5,400)
Converted Cash Settled Units	886,950	2.97		—	—		(585,900)	(301,050)
Options Exercised and Issued for Shares	(984,095)	1.26	5,280	(205,585)	3.12	2,274	—	—
SARS Exercised	(107,658)	2.97	2,243	—	—		—	—
SARs Repurchased and Cancelled	(106,722)	2.97		—	—		—	—
Outstanding at December 31, 2022	41,023,493	1.46	162,748	3,773,876	1.06	15,034	—	—
Vested and Exercisable	13,595,012	$1.07	$58,178	3,773,876	$1.06	$15,034

	Time-based options and stock-settled SARs			Performance-based options			Cash-settled units converted to stock-settled SARs
	Number of options and stock-settled SARs	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number of options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Time based	Performance based
Outstanding at December 31, 2020	15,997,500	$0.88	$26,780	28,732,050	$0.81	$50,183	—	$—
Granted	3,077,783	6.17		1,959,525	3.19		684,450	526,500
Cancelled/Forfeited	(1,417,980)	2.10		(1,012,500)	0.97		(87,750)	(60,750)
Converted Performance to Time-Based	25,363,800	0.92		(25,363,800)	0.92		—	—
Options Exercised and Issued for Shares	(333,585)	1.49	8,138	(335,814)	1.91	8,686	—	(159,300)
Outstanding at December 31, 2021	42,687,518	1.24	798,404	3,979,461	1.17	111,278	596,700	306,450
Vested and Exerciseable	2,595,915	$0.80	$73,553	3,979,461	$1.17	$111,278
The total fair value of options vested during the year ended December 31, 2022 and 2021 was $3,367 and $1,483, respectively. The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option.
Time-Based Restricted Stock Units
During the year ended December 31, 2022, the Company issued time-based restricted stock units (“RSUs”) to its non-employee directors in accordance with the Company’s non-employee director compensation policy and pursuant to the 2021 Plan. The RSUs granted to the Company’s non-employee directors vest on the first anniversary of the date of grant, subject to the non-employee director’s continued service through such date. Upon vesting, one share of the Company’s common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company's stock at the date of grant, and expense is recognized straight line over the vesting period.
The table below summarizes the status of the Company’s time-based RSUs as of December 31, 2022. The Company did not have any time-based RSUs outstanding as of December 31, 2021.

	Time-based restricted stock units
	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	—	$—
Granted	83,964	17.27
Outstanding at December 31, 2022	83,964	17.27

The following table summarizes share-based compensation expense and the weighted average grant date fair value of options granted for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Share-based compensation expense	$7,275	$3,963	$1,527
Unrecognized compensation costs of stock options	17,968	11,638	9,625
Unrecognized compensation costs of restricted stock unit awards	$795	$—	$—
Weighted average remaining recognition period, time-based options (years)	2.48	3.31 years	4.39
Weighted average remaining recognition period, performance-based options (years)	0.00	0.00	3.53
Weighted average remaining recognition period, RSU Awards (years)	0.55	0.00	0.00
The fair value of time-based options granted was calculated using the following assumptions during the years ended December 31, 2022 2021, and 2020:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Expected term (years)	6.25	6.25 - 7.00	6.50
Expected volatility (%)	37 - 42	25 - 30	30
Risk-free interest rate (%)	1.58 - 2.82	1.07 - 1.62	0.37 - 1.87
Expected dividend yield (%)	—	—	—
The Company did not grant any performance-based options during the year ended December 31, 2022. The fair value of performance-based options granted were calculated using the following assumptions during the years ended December 31 2021 and 2020:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Expected term (years)	0.00	0.40	4.00
Expected volatility (%)	—	30	30
Risk-free interest rate (%)	—	1.48 - 1.62	1.87
Expected dividend yield (%)	—	—	—
The assumptions used in the Black-Scholes option-pricing model to calculate value of stock options were:
Expected term
The expected term of the options represents the period of time that the options are expected to be outstanding. Options granted have a maximum contractual life of 10 years. Prior to the IPO, the Company estimated the expected term of the option based on the estimated timing of potential liquidity events. For grants upon or after the IPO, the Company estimated the expected term based upon the simplified method described in Staff Accounting Bulletin No. 107, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.

Expected volatility
As the Company does not have sufficient trading history for its common stock, the expected stock price volatility for the common stock was estimated by taking the average historic price volatility for certain industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies within the same industry.
The Company intends to continue to consistently apply this process using the same or similar set of industry peers until a sufficient amount of historical information regarding the volatility of its own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.
Risk-free interest rate
The risk-free interest rate was based on the U.S. Constant Maturity Treasury rate, with maturities similar to the expected term.
Expected Dividend Yield
The Company does not anticipate paying any dividends in the foreseeable future. As such, the Company uses an expected dividend yield of zero.
NOTE 12 - EQUITY
In connection with the Reorganization Transactions, on September 29, 2021, Fund IX and the other former limited partners of Penelope Group Holdings, L.P. contributed 100% of their respective economic equity interests in Penelope Group Holdings, L.P. and Fund IX contributed 100% of its equity interests in Penelope Group Holdings GP II to Olaplex Holdings in exchange for an aggregate of 648,124,642 shares of common stock of Olaplex Holdings plus Tax Receivable Agreement payment rights. Penelope Group Holdings, L.P. directly held the shares of Penelope prior to the reorganization and following the mergers, Olaplex Intermediate II, Inc. currently holds the shares of Penelope.
With regard to the Reorganization Transactions, including the issuance of 648,124,642 shares of Olaplex Holdings with a par value of $0.001 per share, the Company made a par value reclassification adjustment from Additional Paid in Capital in the consolidated statement of changes in equity to reflect the par value of the Company.
As part of the Reorganization Transactions, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2. Summary of Significant Accounting Policies” and “Note 10. Income Taxes”.
During the fiscal year ended December 31, 2022, an additional 1,297,339 shares were issued as a result of exercises of stock options and settlement of vested stock-settled SARs occurring during the same period.
During the fourth quarter ended December 31, 2021, an additional 669,399 shares were issued as a result of exercises of stock options occurring during the same period.
NOTE 13 - RELATED PARTY TRANSACTIONS
The Company received $300 in the 2021 fiscal period from certain investment funds affiliated with Advent International Corporation (the “Advent Funds”), which are shareholders of the Company, to be expended as charitable donations of which $20 was unpaid as of December 31, 2021.
In July 2020, the Company entered into an agreement with CI&T, an information technology and software company, in which the “Advent Funds hold a greater than 10% equity interest. During the fiscal years ended December 31, 2022, 2021 and 2020, the Company paid CI&T $367, $195, and $25 respectively, for services related to the development, maintenance and enhancement of the Olaplex professional application, as well as other digital marketing services, all of which were negotiated on an arm’s length basis and on market terms.
Tax Receivable Agreement
In connection with the Reorganization, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Tax Receivable Agreement”. During the year ended December 31, 2022, the Company made a payment to the Pre-IPO Stockholders of $4.2 million as required pursuant to the terms of the Tax Receivable Agreement.
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

Pending Legal Proceedings:
On November 17, 2022, a putative securities class action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, captioned Lilien v. Olaplex Holdings, Inc. et al., No. 2:22-cv-08395. The action is brought on behalf of a putative class of purchasers of the Company’s common stock in or traceable to the Company’s IPO and asserts claims under Sections 11 and 15 of the Securities Act of 1933. The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. The Company intends to vigorously defend the pending lawsuit.
On February 9, 2023, a complaint alleging personal and economic injury, and asserting claims for breach of warranty, negligence/gross negligence, products liability, unjust enrichment, and violations of California False Advertising Law and Unfair Competition Law, was filed against the Company and Cosway Company, Inc., the Company’s primary contract manufacturer, in the United States District Court for the Central District of California. The case, which was filed by twenty-eight plaintiff consumers on February 9, 2023, is captioned Albahae, et al. v. Olaplex Holdings, Inc., et al., No. 2:23-cv-00982. The plaintiffs allege that certain ingredients used in some Company products have purportedly caused irritation or posed a hazard to consumers, and that the Company engaged in misrepresentation with respect to those products. The plaintiffs seek actual and consequential damages, punitive damages, restitution in the form of disgorgement of profits, attorneys’ fees and costs, and any other relief that the court determines is appropriate. The Company intends to vigorously defend the pending lawsuit.
Any potential loss associated with these pending legal proceedings is not probable or reasonably estimable at this time.
Settlement Matter in 2021 Year:
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
Accordingly, the Company expensed approximately $14,250 included in selling, general and administrative costs in the accompanying consolidated financial statements during the year ended December 31, 2021, associated with the amounts to be paid by the Company in connection with the final resolution of the LIQWD Matters. The amounts accrued, all of which were paid in May 2021, in connection with the final settlement of the LIQWD Matters, represent the total cost to the Company in resolving the LIQWD Matters.
As a result of the foregoing agreement with the Sellers and the resulting approval by the Sellers of the settlement of the LIQWD Matters, all outstanding claims of the Sellers and the Company associated with the LIQWD Matters have been resolved.
As of December 31, 2022 and December 31, 2021, the Company is not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

NOTE 15 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Numerator:
Net income	$244,072	$220,784	$39,278

Denominator:
Weighted average common shares outstanding – basic	649,092,846	648,166,472	635,386,219
Dilutive common equivalent shares from equity options and awards	41,913,000	41,757,320	1,433,756
Weighted average common shares outstanding – diluted	691,005,846	689,923,792	636,819,975

Net income per share:
Basic	$0.38	$0.34	$0.06
Diluted	$0.35	$0.32	$0.06
NOTE 16 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The Condensed Financial Statements of Olaplex Holdings, Inc. (parent company only) are presented below:
OLAPLEX HOLDINGS, INC.
SCHEDULE I - PARENT COMPANY CONDENSED BALANCE SHEET
(amounts in thousands, except shares)

	December 31,	December 31,
	2022	2021
Assets
Investment in subsidiaries	$1,004,188	$761,076
Due from affiliates	3,041	—
Deferred income tax asset	436	197
Total assets	$1,007,665	$761,273

Liabilities and stockholders' equity
Current Liabilities:
Accrued expenses and other current liabilities	$4,653	$6,011
Current portion of Related Party payable pursuant to Tax Receivable Agreement	16,380	4,157
Total current liabilities	21,033	10,168
Due to affiliates	—	1,685
Related Party payable pursuant to Tax Receivable Agreement	205,675	225,122
Total liabilities	226,708	236,975

Stockholders' equity:
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 650,091,380 and 648,794,041 shares issued and outstanding as of December 31, 2022 and 2021, respectively	649	648
Additional paid-in capital	536,235	461,456
Retained Earnings	244,073	62,194
Total stockholders' equity	780,957	524,298
Total liabilities and stockholders' equity	$1,007,665	$761,273

The accompanying notes are an integral part of Condensed Financial Information (Schedule I)

OLAPLEX HOLDINGS, INC.
SCHEDULE I- PARENT COMPANY CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended December 31, 2022	For the Period Ended June 8, 2021 - December 31, 2021
Operating expenses:
Selling, general, and administrative expenses	$4,723	$9,857
Stock compensation expenses	960	315
Total operating expenses	5,683	10,172
Other income
Tax receivable agreement liability adjustment	3,084	3,615
Equity in undistributed earnings	245,001	67,531
Total other income	248,085	71,146
Income before benefit for income taxes	242,402	60,974
Income tax (expense) benefit	1,671	1,220
Net income	244,073	62,194
Comprehensive income	$244,073	$62,194
The accompanying notes are an integral part of Condensed Financial Information (Schedule I)

OLAPLEX HOLDINGS, INC.
SCHEDULE I - PARENT COMPANY CONDENSED STATEMENT OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31, 2022	For the Period Ended June 8, 2021 - December 31, 2021
Cash flows from operating activities:
Net income	$244,073	$62,194
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Equity in undistributed earnings	(245,001)	(67,531)
Tax receivable agreement liability adjustment	(3,084)	(3,615)
Share-based compensation expense	960	315
Deferred income tax asset	(436)	(197)
Changes in operating assets and liabilities, net of effects of acquisition:
Accrued and other current liabilities	4,653	6,011
Net cash used in operating activities	1,165	(2,823)

Cash flows from financing activities:
(Due to) Advances from affiliates	(3,041)	1,685
Proceeds from exercise of stock options	1,876	1,138
Net cash provided by financing activities	(1,165)	2,823

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents - beginning of period	—	—
Cash and cash equivalents - end of period	$—	$—
Supplemental disclosure of noncash activities:
(Decrease) increase in Related Party payable pursuant to Tax Receivable Agreement	$(7,224)	$232,893

The accompanying notes are an integral part of Condensed Financial Information (Schedule I)

OLAPLEX HOLDINGS, INC.
NOTES TO SCHEDULE 1.
(amounts in thousands, except shares)

1. Basis of Presentation
Olaplex Holdings, Inc. (“Olaplex Holdings”) was incorporated on June 8, 2021 as a Delaware corporation and is a holding company with no direct operations. Olaplex Holdings conducts substantially all of its operations through its investment in its wholly owned subsidiaries, Penelope and Olaplex, Inc. These statements should be read in conjunction with Olaplex Holdings Consolidated Financial Statements and notes included elsewhere in this Annual Report on Form 10-K. There are significant restrictions over Olaplex Holdings’ ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in the 2022 Credit Agreement. These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Olaplex Holdings subsidiaries under the 2022 Credit Agreement exceeds 25 percent of the consolidated net assets of Olaplex Holdings. See Note 9 to the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Olaplex Holdings’ financial statements give effect to the IPO Reorganization Transactions, as discussed in Note 1 of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, reflecting the exchange of all 960,184 units of Penelope Group Holdings, L.P. for an aggregate of 648,124,642 shares of common stock of Olaplex Holdings. The exchange is recorded as Additional paid in capital of $459,885, net of the Tax Receivable Agreement amount of $232,893. Olaplex Holdings operations are reported from its for the fiscal year ended December 31, 2022, and from its June 8, 2021 inception date to December 31, 2021 and equity in undistributed earnings of Olaplex Holdings subsidiaries is reported in the Olaplex Holdings statement of operations and comprehensive income effective from the Reorganization Transactions dates.
The fiscal year 2020 financial statements were not considered meaningful due to the formation of Olaplex Holdings on June 8, 2021.
2. Investment in subsidiaries
Olaplex Holdings records its investment in subsidiaries under the equity method of accounting. Such investment is presented as “Investment in subsidiaries” on the condensed balance sheet, and Olaplex Holdings’ share of the subsidiaries profits is presented as “Equity in undistributed earnings” on the condensed Statement of Operations.
3. Restricted net assets
Olaplex Holdings’ subsidiaries are restricted in their ability to transfer certain of their net assets to Olaplex Holdings in the form of dividends, loans or advances under the 2022 Credit Agreement. The restricted net assets of Olaplex Holdings’ subsidiaries amount to $668,657 and $601,073 as of December 31, 2022 and 2021, respectively.
4. Tax receivable agreement liability adjustment
Tax Receivable Agreement liability adjustment reflects adjustments due to an update to the blended state income tax rate used to measure the related party payable pursuant to Tax Receivable Agreement.
5. Commitments and contingencies
Olaplex Holdings is party to a Tax Receivable Agreement with the Pre-IPO Stockholders that provides for the payment by Olaplex Holdings to the Pre-IPO Stockholders of 85% of the amount of any tax benefits that Olaplex Holdings actually realizes, or in some cases are deemed to realize, as a result of certain transactions. See Note 10 to the Company’s Consolidated Financial Statements for more information regarding the tax receivable agreement. As of December 31, 2022 and 2021, liabilities under the Tax Receivable Agreement totaled $222.1 million and $229.3 million, of which $16.4 million and $4.2 million is a current liability, respectively.
See Note 14 to the Company’s Consolidated Financial Statements for information regarding pending and threatened litigation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including, as appropriate, the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors, or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on its assessment and those criteria, management concluded that Olaplex’s internal control over financial reporting was effective as of December 31, 2022.

The Company’s independent registered public accounting firm has issued their report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which appears in this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Olaplex Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Olaplex Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Los Angeles, California
February 28, 2023

ITEM 9B. OTHER INFORMATION
In connection with our efforts to expand our manufacturing network, we entered into a letter agreement dated December 23, 2022 with Cosway, pursuant to which we and Cosway agreed to amend the Manufacturing Services Agreement, dated January 1, 2020, by and between Olaplex, Inc. and Cosway (the “Agreement”), to remove the requirement that we exclusively purchase certain finished products from Cosway. The term of the Agreement, which was scheduled to expire on January 1, 2023, also was amended to extend the expiration date to March 31, 2023, and was further amended on February 22, 2023 to extend the expiration date to June 30, 2023. Copies of the letter agreements are filed as Exhibits 10.6 and 10.7 to this Annual Report on Form 10-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in Part III Item 10 will be included in our proxy statement for our 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”), which we intend to file with the SEC within 120 days after the end of our fiscal 2022 year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be included in Part III Item 11 will be included in our 2023 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2022 year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be included in Part III Item 12 will be included in our 2023 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2022 year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be included in Part III Item 13 will be included in our 2023 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2022 year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be included in Part III Item 14 will be included in our 2023 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2022 year, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Annual Report

1. Consolidated Financial Statements:
See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules:
All financial statement schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits:

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001- 40860)).

3.2	Second Amended and Restated Bylaws of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 20, 2023 (File No. 001-40860)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).
4.2	Description of Registrant’s Securities
10.1	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001-40860)).
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

10.6	Letter Agreement, dated December 23, 2022, by and between Olaplex Inc. and Cosway Company Inc.
10.7	Letter Agreement, dated February 22, 2023, by and between Olaplex Inc. and Cosway Company Inc.
10.8#
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

10.17#
Letter Agreement, dated October 16, 2022, by and between Olaplex Inc. and Tiffany Walden (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 9, 2022 (File No. 001-40860).

10.18#
Amended and Restated Nonqualified Stock Option Award Agreement, effective as of December 31, 2022, by and between Olaplex Holdings, Inc. and Tiffany Walden (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 9, 2022 (File No. 001-40860).

10.19#	Offer Letter, dated May 6, 2021, by and between Olaplex, Inc. and Eric Tiziani.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted as Inline XBRL: [(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements].
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ JuE Wong	President, Chief Executive Officer and Director
JuE Wong	(Principal Executive Officer)

/s/ Eric Tiziani	Chief Financial Officer
Eric Tiziani	(Principal Financial Officer)

/s/ Kristi Belhumeur	Senior Vice President, Accounting
Kristi Belhumeur	(Principal Accounting Officer)

/s/ Christine Dagousset	Chair of the Board of Directors
Christine Dagousset

/s/ Tricia Glynn	Lead Director
Tricia Glynn

/s/ Deirdre Findlay	Director
Deirdre Findlay

/s/ Janet Gurwitch	Director
Janet Gurwitch

/s/ Martha Morfitt	Director
Martha Morfitt

/s/ David Mussafer	Director
David Mussafer

/s/ Emily White	Director
Emily White

/s/ Michael White	Director
Michael White

/s/ Paula Zusi	Director
Paula Zusi

February 28, 2023