Form 10-Q
period 2023-03-31
OLAPLEX HOLDINGS, INC.
filed 2023-05-09
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2023, registrant had 654,276,766 shares of common stock, par value $0.001 per share, outstanding.

1 Olaplex Holdings, Inc. is a fully remote company. Accordingly, it does not maintain a principal executive office.

OLAPLEX HOLDINGS, INC.

GLOSSARY

As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise. Except where the context otherwise requires or where otherwise indicated, the terms “OLAPLEX” “we,” “us,” “our,” “the Company,” and “our business” refer to Olaplex Holdings, Inc. and its consolidated subsidiaries.
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
•“2022 Credit Agreement” refers to the Credit Agreement, dated as of February 23, 2022, by and among Olaplex, Inc., Penelope Intermediate Corp, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, and each lender and issuing bank from time to time party thereto. The 2022 Credit Agreement refinanced and replaced the 2020 Credit Agreement, and includes, among other things, a $675 million seven-year senior-secured term loan facility (the “2022 Term Loan Facility”) and a $150 million five-year senior-secured revolving credit facility (the “2022 Revolver”).
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
•“Pre-IPO Tax Assets” refers to, collectively, certain tax attributes existing prior to the IPO, including tax basis in intangible assets and capitalized transaction costs relating to taxable years ending on or before the date of the IPO (calculated by assuming the taxable year of the relevant entity closes on the date of the IPO), that are amortizable over a fixed period of time (including in tax periods beginning after the IPO) and which are available to us and our wholly-owned subsidiaries.
•“Reorganization Transactions” refers to the internal reorganization completed in connection with our IPO, pursuant to which Olaplex Holdings, Inc. became an indirect parent of Olaplex, Inc. For further information, see “Reorganization Transactions” in “Note 1 - Nature of Operations and Basis of Presentation” to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained in or incorporated by reference in this Quarterly Report that are not historical or current facts. When used in this document, words such as “may,” “will,” “could,” “should,” “intend,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “target,” “predict,” “project,” “seek” and similar expressions as they relate to us are intended to identify forward-looking statements.
The forward-looking statements in this Quarterly Report reflect our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operation. Examples of forward-looking statements include, among others, statements we make regarding: our financial position and operating results; our business plans, strategies and objectives, including sales and marketing investments; general economic and industry trends; our business prospects; our reputation and brand; our product technology; future product development and introduction, including entry into adjacent and other categories; growth and expansion opportunities, including expansion in existing markets and into new markets; our sales channels and omnichannel strategy; legal proceedings; future payments under our Tax Receivable Agreement; our customer base; our supply chain and global distribution network; our information technology; our employees and culture; our operational capabilities; and our expenses, working capital and liquidity. Forward-looking statements are predictions based upon assumptions that may not prove to be accurate, and they are not guarantees of future performance. As such, you should not place significant reliance on our forward-looking statements. Neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, including any such statements taken from third party industry and market reports.
Forward-looking statements involve known and unknown risks, inherent uncertainties and other factors that are difficult to predict which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements, including, without limitation, the following:
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
•changes in our tax rates and our exposure to tax liability; and
•the other factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and in other documents that we file with the U.S. Securities and Exchange Commission from time to time.
Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected, intended, planned or projected. We discuss many of these risks in greater detail in the “Risk Factors” section of our 2022 Form 10-K. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. Unless required by law, we neither intend nor assume any obligation to update these forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share and share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$369,340	$322,808
Accounts receivable, net of allowances of $17,499 and $19,198	45,516	46,220
Inventory	132,014	144,425
Other current assets	16,665	8,771
Total current assets	563,535	522,224
Property and equipment, net	1,026	1,034
Intangible assets, net	982,962	995,028
Goodwill	168,300	168,300
Other assets	10,004	11,089
Total assets	$1,725,827	$1,697,675

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$9,408	$9,748
Sales and income taxes payable	5,799	3,415
Accrued expenses and other current liabilities	19,919	17,107
Current portion of long-term debt	6,750	8,438
Current portion of Related Party payable pursuant to Tax Receivable Agreement	16,352	16,380
Total current liabilities	58,228	55,088
Long-term debt	653,006	654,333
Deferred tax liabilities	2,301	1,622
Related Party payable pursuant to Tax Receivable Agreement	205,675	205,675
Total liabilities	919,210	916,718

Contingencies (Note 10)

Stockholders’ equity (Notes 1 and 8):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 653,776,766 and 650,091,380 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	653	649
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	318,124	312,875
Accumulated other comprehensive income	2,020	2,577
Retained earnings	485,820	464,856
Total stockholders’ equity	806,617	780,957
Total liabilities and stockholders’ equity	$1,725,827	$1,697,675

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$113,787	$186,196
Cost of sales:
Cost of product (excluding amortization)	31,235	43,222
Amortization of patented formulations	1,742	1,769
Total cost of sales	32,977	44,991
Gross profit	80,810	141,205
Operating expenses:
Selling, general, and administrative	34,924	22,314
Amortization of other intangible assets	10,323	10,266
Total operating expenses	45,247	32,580
Operating income	35,563	108,625
Interest expense, net	(10,543)	(11,460)
Other income (expense), net
Loss on extinguishment of debt	—	(18,803)
Other income (expense), net	242	(377)
Total other income (expense), net	242	(19,180)
Income before provision for income taxes	25,262	77,985
Income tax provision	4,298	16,024
Net income	$20,964	$61,961

Net income per share:
Basic	$0.03	$0.10
Diluted	$0.03	$0.09
Weighted average common shares outstanding:
Basic	651,730,993	648,813,998
Diluted	683,485,182	693,021,097

Other comprehensive loss:
Unrealized loss on derivatives, net of income tax effect	$(557)	$—
Total other comprehensive loss:	(557)	—
Comprehensive income:	$20,407	$61,961
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(amounts in thousands, except number of shares)
(Unaudited)

	Shares (Note 1)	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance - December 31, 2022	650,091,380	$649	$312,875	$2,577	$464,856	$780,957
Net income	—	—	—	—	20,964	20,964
Exercise of stock-settled stock appreciation rights	109,620	—	326	—	—	326
Shares withheld and retired for taxes on exercise of stock-settled stock appreciation rights	(83,501)	—	(390)	—	—	(390)
Exercise of stock options	3,659,267	4	3,295	—	—	3,299
Share-based compensation expense	—	—	2,018	—	—	2,018
Unrealized loss on derivatives (net of taxes)	—	—	—	(557)	—	(557)
Balance – March 31, 2023	653,776,766	$653	$318,124	$2,020	$485,820	$806,617

	Shares (Note 1)	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance - December 31, 2021	648,794,041	$648	$302,866	$—	$220,784	$524,298
Net income	—	—	—	—	61,961	61,961
Conversion of cash settled units to stock appreciation rights	—	—	1,632	—	—	1,632
Exercise of stock-settled stock appreciation rights	117,180	—	348	—	—	348
Shares withheld and retired for taxes on exercise of stock-settled stock appreciation rights	(55,244)	—	(920)	—	—	(920)
Share-based compensation expense	—	—	1,696	—	—	1,696
Balance – March 31, 2022	648,855,977	$648	$305,622	$—	$282,745	$589,015

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$20,964	$61,961
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Amortization of patent formulations	1,742	1,769
Amortization of other intangibles	10,323	10,266
Inventory write-off and disposal	2,610	4,324
Depreciation of fixed assets	116	75
Amortization of debt issuance costs	453	146
Deferred taxes	847	(1,712)
Share-based compensation expense	2,018	1,696
Loss on extinguishment of debt	—	18,803
Other operating	265	—
Changes in operating assets and liabilities, net of effects of acquisition (as applicable):
Accounts receivable, net	704	(28,135)
Inventory	10,407	(22,899)
Other current assets	(7,108)	1,425
Accounts payable	(340)	9,838
Accrued expenses and other current liabilities	5,116	14,412
Other assets and liabilities	(28)	—
Net cash provided by operating activities	48,089	71,969

Cash flows from investing activities:
Purchase of property and equipment	(107)	(68)
Purchase of software	(524)	(421)
Net cash used in investing activities	(631)	(489)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,513	—
Payments for shares withheld and retired for taxes and exercise price for stock-settled share appreciation rights	(64)	(572)
Principal payments for 2022 Term Loan Facility, and principal payments and prepayment fees for 2020 Term Loan Facility	(3,375)	(777,005)
Proceeds from the issuance of 2022 Term Loan Facility	—	675,000
Payments of debt issuance costs	—	(11,944)
Net cash used in financing activities	(926)	(114,521)

Net increase (decrease) in cash and cash equivalents	46,532	(43,041)
Cash and cash equivalents - beginning of period	322,808	186,388
Cash and cash equivalents - end of period	$369,340	$143,347

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$91	$12
Cash paid during the year for interest	$13,853	$10,597
Supplemental disclosure of noncash activities:
Public offering and strategic transition costs included in accounts payable and accrued expenses	$—	$145
Cash-settled units liability reclassification to additional paid in capital	$—	$1,632
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)
NOTE 1- NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Olaplex Holdings, Inc. (“Olaplex Holdings” and, together with its subsidiaries, the “Company”) is a Delaware corporation that was incorporated on June 8, 2021. Olaplex Holdings is organized as a holding company and operates indirectly through its wholly owned subsidiaries, Penelope and Olaplex, Inc., which conducts business under the name “Olaplex”. Olaplex is an innovative, science-enabled, technology-driven beauty company that is focused on delivering its patent-protected prestige hair care products to professional hair salons, retailers and everyday consumers. Olaplex develops, manufactures and distributes a line of hair care products developed to address three key uses: treatment, maintenance and protection.
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim Condensed Consolidated Financial Statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes included in the Company’s 2022 Annual Report on Form 10-K as filed on February 28, 2023.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Estimates and Assumptions
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of share-based options and stock settled stock appreciation rights (“SARs”); the fair value of and/or potential impairment of goodwill and intangible assets for the Company’s reporting unit; the fair value of the Company’s interest rate cap; useful lives of the Company’s tangible and intangible assets; allowance for promotions; estimated income tax and tax receivable payments; the net realizable value of, and demand for the Company’s inventory. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.
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
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value, which approximates fair value due to the short-term maturity. The Company’s long-term debt is recorded at its carrying value in the Condensed Consolidated Balance Sheets, which may differ from fair value. The Company’s interest rate cap is recorded at its Level 3 fair value in the Condensed Consolidated Balance Sheets.

Accounting Policies
There have been no material changes in significant accounting policies as described in the Company’s Consolidated Financial Statements for the year ended December 31, 2022.
Constructive Retirement of Common Stock Repurchases
When the Company's common stock is retired or purchased for constructive retirement for net share settlement of stock options, any excess purchase price over par value is allocated between additional paid-in-capital, to the extent that previous net gains from sales or retirements are included therein, and the remainder to retained earnings.
Tax Receivable Agreement
As part of the IPO, the Company entered into the Tax Receivable Agreement under which the Company will be required to pay to the Pre-IPO Stockholders 85% of the federal, state or local tax cash savings that the Company actually realizes on its taxable income following the IPO, as a result of the amortization of intangible assets and capitalized transaction costs that existed as of the date of the IPO. Under the Tax Receivable Agreement, generally the Company will retain the benefit of the remaining 15% of the applicable tax savings.
The tax liability is based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the Company’s blended state tax rate and allocation of U.S. versus foreign sourced income may impact the established liability and changes to that established liability would be recorded to other income (expense) in the period the Company made the determination regarding the applicable change. The Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $222.1 million over the 13-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
Reclassifications
Certain amounts presented have been reclassified within “Note 6 - Accrued Expenses and Other Current Liabilities” as of December 31, 2022 to conform with the current period presentation, including a prior year reclassification from Other accrued expenses and current liabilities to Accrued advertising. The reclassifications had no effect on the Company’s Total current liabilities.
NOTE 3 – NET SALES
The Company distributes products in the U.S. and internationally through professional distributors in the salon channel, directly to retailers for sale in their physical stores and e-commerce sites, and direct-to-consumer (“DTC”) through sales to third-party e-commerce customers and through its own Olaplex.com website. As such, the Company’s three business channels consist of professional, specialty retail and DTC as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net sales by Channel:
Professional	$48,397	$77,059
Specialty retail	34,859	64,272
DTC	30,531	44,865
Total net sales	$113,787	$186,196

Revenue by major geographic region is based upon the geographic location of customers who purchase the Company’s products. The majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency. During the three months ended March 31, 2023 and March 31, 2022, the Company’s net sales to consumers in the United States and International regions were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net sales by Geography:
United States	$47,662	$120,110
International	66,125	66,086
Total net sales	$113,787	$186,196
United Kingdom (“U.K.”) net sales for the three months ended March 31, 2023 and March 31, 2022 were 9% of total net sales. No international country exceeded 10% of total net sales for the three months ended March 31, 2023 and March 31, 2022.
NOTE 4 - INVENTORY
Inventory as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials and packaging components	$40,224	$36,194
Finished goods	91,790	108,231
Inventory	$132,014	$144,425
NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised of the following:

	March 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(122,914)	$829,086
Product formulations	15 years	136,000	(29,265)	106,735
Customer relationships	20 years	53,000	(8,554)	44,446
Software	3 years	3,446	(751)	2,695
Total finite-lived intangibles		1,144,446	(161,484)	982,962
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,312,746	$(161,484)	$1,151,262

	December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(113,394)	$838,606
Product formulations	15 years	136,000	(26,998)	109,002
Customer relationships	20 years	53,000	(7,892)	45,108
Software	3 years	2,922	(610)	2,312
Total finite-lived intangibles		1,143,922	(148,894)	995,028
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,312,222	$(148,894)	$1,163,328
The amortization of the Company’s brand name, customer relationships and software is recorded to Amortization of other intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Income. A portion of Amortization of patented formulations is capitalized to Inventory in the Condensed Consolidated Balance Sheets, and the remainder is recorded to Amortization of patented formulations in the Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization of the Company’s definite-lived intangible assets for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Amortization of patented formulations	$1,742	$1,769

Amortization expense, brand name and customer relationships	10,182	10,183
Amortization expense, software	141	83
Amortization of other intangible assets	10,323	10,266

Amortization of patented formulations capitalized to inventory	$525	$497
NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Accrued professional fees	$3,911	$3,187
Accrued legal settlement	3,900	—
Payroll liabilities	2,792	4,092
Deferred revenue	2,230	2,015
Accrued freight	2,213	3,283
Accrued advertising	2,092	1,356
Accrued interest	703	814
Other accrued expenses and current liabilities	2,078	2,360
Accrued expenses and other current liabilities	$19,919	$17,107
During the three months ended March 31, 2023, the Company accrued approximately $3.9 million related to a pending settlement of a copyright matter. The Company expects to recover this settlement amount under its general liability insurance policy. An offset to the liability related to the insurance receivable is recorded in “Other current assets” on the Company’s Condensed Consolidated Balance Sheet for the three months ended March 31, 2023.

NOTE 7 - LONG-TERM DEBT
The Company’s Long-Term Debt as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$668,250	$671,625
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(1)	—	—
Debt issuance costs	(8,494)	(8,854)
Total term loan debt	659,756	662,771
Less: Current portion	(6,750)	(8,438)
Long-term debt, net of debt issuance costs and current portion	$653,006	$654,333
(1) As of March 31, 2023 and December 31, 2022, the Company did not have outstanding amounts drawn on the 2022 Revolver, including letters of credit and swingline loan sub-facilities. As of March 31, 2023, the Company had $150 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding debt under the 2022 Term Loan Facility was 8.4% per annum as of March 31, 2023. The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) adjusted term SOFR plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) plus an additional interest rate spread.
Interest expense, net, inclusive of debt amortization, for the three months ended March 31, 2023 and March 31, 2022 was $10,543 and $11,460 respectively.
The fair value of the Company’s long-term debt is based on the market value of its long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of March 31, 2023, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $659.8 million, and the fair value of the Company’s long-term debt was $593.1 million. As of December 31, 2022, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $662.8 million, and the fair value of the Company’s long-term debt was $624.6 million.
The 2022 Credit Agreement includes, among other things, customary negative and affirmative covenants (including reporting, financial and maintenance covenants) and events of default (including a change of control) for facilities of this type. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. The Company was in compliance with its financial covenants on March 31, 2023 and December 31, 2022. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.
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

The table below presents the fair value of the Company’s derivative financial instruments, which are classified within Other assets on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Fair value, interest rate cap asset	$4,051	$5,042
During the three months ended March 31, 2023, the Company’s interest rate cap generated an unrecognized pre-tax loss of $0.7 million, recorded in Accumulated Other Comprehensive Income on the Company’s Condensed Consolidated Balance Sheets. The Company also recognized a $0.6 million reduction in interest expense related the Company’s receipt of funds as a result of an interest rate cap settlement with the Company’s counterparty, partially offset by $0.3 million related to amortization of the interest rate cap premium paid by the Company in connection with the interest rate cap. The Company did not have an interest rate cap agreement in place during the three months ended March 31, 2022.
The Company performed an initial effectiveness assessment on the interest rate cap and determined it to be an effective hedge of the cash flows related to the interest rate payments on the 2022 Term Loan Facility. The hedge is evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in Accumulated Other Comprehensive Income and periodic settlements of the interest rate cap will be recorded in interest expense along with the interest on amounts outstanding under the 2022 Term Loan Facility. Payment of the up-front premium of the interest rate cap is included within Other assets and liabilities within cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows.
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
NOTE 8 - EQUITY
During the three months ended March 31, 2023, the Company issued 109,620 shares of its common stock upon vesting and settlement of net stock-settled SARs. The Company repurchased 83,501 of outstanding shares of its common stock for the net settlement of SARs for payment of taxes related to such SARs, which were accounted for as a share retirement. Additionally, the Company issued 3,659,267 shares of its common stock as a result of stock options exercised.
During the three months ended March 31, 2022, the Company converted 886,950 cash-settled units into SARs, with a fair value liability of $1,632 reclassified from Accrued expenses and other current liabilities to Additional paid-in capital. The Company issued 117,180 shares of its common stock upon vesting and settlement of net stock-settled SARs. The Company repurchased 55,244 of outstanding shares of its common stock for the net settlement of SARs for payment of taxes related to such SARs, which were accounted for as a share retirement.
NOTE 9 - RELATED PARTY TRANSACTIONS
In July 2020, the Company entered into an agreement with CI&T, an information technology and software company, in which certain investment funds affiliated with Advent International Corporation, the holder of a majority of the Company’s common stock (collectively the “Advent Funds”), hold a greater than 10% equity interest. During the three months ended March 31, 2023, the Company paid CI&T $6. During the three months ended March 31, 2022, the Company paid CI&T $5. The Company engaged CI&T for services related to the development, maintenance and enhancement of the Olaplex professional application, as well as other digital marketing services, all of which were negotiated on an arm’s length basis and on market terms.
Tax Receivable Agreement
In connection with the Reorganization Transactions, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Tax Receivable Agreement”.
NOTE 10 - CONTINGENCIES
From time to time, the Company is subject to various legal actions arising in the ordinary course of business. The Company cannot predict with reasonable assurance the outcome of these legal actions brought against us as they are subject to uncertainties. Accordingly, any settlement or resolution in these legal actions may occur and affect the Company’s net income in such period as the settlement or resolution.

Pending Legal Proceedings:
On November 17, 2022, a putative securities class action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, captioned Lilien v. Olaplex Holdings, Inc. et al., No. 2:22-cv-08395. A consolidated complaint was filed on April 28, 2023, which names as additional defendants the underwriters for the Company’s IPO and various stockholders that sold shares of common stock of the Company in the IPO. The action is brought on behalf of a putative class of purchasers of the Company’s common stock in or traceable to the Company’s IPO and asserts claims under Sections 11, 12, and 15 of the Securities Act of 1933. The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. The Company expects the underwriter defendants to notify the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement regarding the claims asserted in this action. The Company intends to vigorously defend the pending lawsuit.
On February 9, 2023, twenty-eight plaintiffs filed Albahae, et al. v. Olaplex Holdings, Inc., et al., No. 2:23-cv-00982, a complaint alleging personal and economic injury and asserting claims for breach of warranty, negligence/gross negligence, products liability, unjust enrichment, and violations of California False Advertising Law and Unfair Competition Law, against the Company and Cosway Company, Inc., the Company’s primary contract manufacturer, in the United States District Court for the Central District of California. On March 2, 2023, the plaintiffs amended the complaint to include seventy-three additional plaintiffs. The plaintiffs allege that certain ingredients used in some Company products have purportedly caused irritation or posed a hazard to consumers, and that the Company engaged in misrepresentation with respect to those products. The plaintiffs seek actual and consequential damages, punitive damages, restitution in the form of disgorgement of profits, attorneys’ fees and costs, and any other relief that the court determines is appropriate. The Company intends to vigorously defend the pending lawsuit. On April 17, 2023, the Company moved to dismiss the plaintiffs’ claims.
Any potential loss associated with these pending legal proceedings is not probable or reasonably estimable at this time.
As of March 31, 2023 and December 31, 2022, the Company was not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
NOTE 11 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net Income	$20,964	$61,961

Denominator:
Weighted average common shares outstanding – basic	651,730,993	648,813,998
Dilutive common equivalent shares from equity options	31,754,189	44,207,099
Weighted average common shares outstanding – diluted	683,485,182	693,021,097

Net income per share:
Basic	$0.03	$0.10
Diluted	$0.03	$0.09

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our audited Consolidated Financial Statements included in the 2022 Form 10-K.

Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and in “Item 1A. – Risk Factors” in the 2022 Form 10-K.
Company Overview
OLAPLEX is an innovative, science-enabled, technology-driven beauty company. Since our inception in 2014, we have focused on delivering effective, patent-protected and proven product performance in the prestige hair care category. Our mission is to blaze new paths to well-being that ignite confidence from the inside out.
OLAPLEX disrupted and revolutionized the prestige hair care category by creating the bond-building space in 2014. We have grown from an initial assortment of three products sold exclusively through the professional channel to a broader suite of products offered through the professional, specialty retail and DTC channels that have been developed to address three key uses: treatment, maintenance and protection. Our patent-protected bond-building technology relinks disulfide bonds in human hair that are destroyed via chemical, thermal, mechanical, environmental and aging processes. Our current product portfolio comprises sixteen unique, complementary products specifically developed to provide a holistic regimen for hair health.
The strength of our business model and ability to scale have created a compelling financial profile historically characterized by revenue growth and very strong profitability. We have developed a mutually reinforcing, synergistic, omnichannel model that leverages the strength of each of our channels and our strong digital capabilities that we apply across our sales platforms. Our professional channel serves as the foundation for our brand. Through this channel, professional hairstylists introduce consumers to our products and, we believe, influence consumer purchasing decisions. Our specialty retail channel works to increase awareness of, and education for, our products and expand consumer penetration. Our DTC channel, comprised of Olaplex.com and sales through third-party e-commerce platforms, also provides us with the opportunity to engage directly with our consumers to provide powerful feedback that drives decisions we make around new product development.
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
Igniting our Global Brand
We believe we have built one of the most powerful brands in the prestige hair care category. We plan to continue growing awareness of our global brand, in an effort to deepen connections with existing customers as well as reach new audiences. We will also continue to invest in enhancing our brand equity. Our marketing model remains focused on implementing high return on investment, performance marketing activities aimed at fueling growth. Key levers of our marketing include organic social media activations, strategic paid media, education and training regarding our brand, community engagement with our professional hairstylists, influencer partnerships, and retailer activations such as sampling and in-store events.
Disrupting with Innovation
We believe we have a strong pipeline of disruptive innovation that leverages our science-based technology and patented Bis-amino ingredient. We plan to launch two-to-four products annually over the next five years. To support this pipeline, we intend to continue to invest in research and development to strengthen our internal innovation capabilities. In March 2023, we entered our first hair care adjacency with the launch of LASHBOND, an eyelash-enhancing serum. We remain excited about the opportunity to enter additional hair care adjacent categories and also other categories where our patents can serve as a foundation for entry that we believe is supported by consumer trust in our brand.

Amplifying Channel Coverage
In our professional channel, we have undertaken efforts to support strong relationships with the hairstylist community and maintain brand awareness by increasing our field support efforts, deepening partnerships with distributors and customers, and refreshing educational content. We also intend to pursue opportunities to further penetrate premium and prestige salons. In specialty retail, we are enhancing visual merchandising in stores and deploying targeted communications intended to enable new customer acquisition. For our DTC business, we are evolving the digital experiences on Olaplex.com and third party e-commerce websites. On Olaplex.com, we expect to continue to invest in site enhancements and more advanced personalization efforts.
Charting New Geographies
We believe there is substantial opportunity to grow globally. Our priority international regions are currently key markets in Europe and Asia. Across Europe and other regions, we aim to implement our business model by first establishing a strong professional channel and then complementing that channel through entry into specialty retail and DTC. In Asia, we intend to partner with distributors in the region that will support the omni-channel distribution and sales for our brand.
Supporting our Four Strategic Pillars
To enable these four key growth pillars, we intend to continue to build our capabilities and infrastructure. These efforts extend across our organization, including focusing on cultivating top talent and building a strong corporate culture, evolving our operational capabilities as we scale, and ensuring that we have financial structure, technology and data to support our growth.
Business Environment & Trends
We continue to monitor the effects of the global macro-economic environment, including lower customer demand, the risk of recession, increasing inflationary pressures, competitive product discounting, currency volatility, rising interest rates, social and political issues, geopolitical tensions and regulatory matters. We also are mindful of inflationary pressures on our consumers, and are monitoring the impact that increasing inflationary pressures may have on consumer spending and preferences and inventory rebalancing at our customers in an increasingly competitive industry.
Competition in the beauty industry is based on a variety of factors, including innovation, product efficacy, accessible pricing, brand recognition and loyalty, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce initiatives and other activities. In recent years, we have seen increased competitive activity including discounting in the prestige hair care category, which may continue in a heightened inflationary environment. We believe we have a well-recognized and strong reputation in our core markets and that the quality and performance of our products, our emphasis on innovation, and our engagement with our professional and consumer communities position us to compete effectively.
Overview of first quarter 2023 financial results
•Net sales decreased 38.9% from $186.2 million in the three months ended March 31, 2022 to $113.8 million in the three months ended March 31, 2023. For the three months ended March 31, 2023, net sales in our professional channel decreased 37.2%, our specialty retail channel decreased 45.8%, and our DTC channel decreased 31.9%, in each case as compared to the three months ended March 31, 2022.
•Gross profit margin decreased from 75.8% in the three months ended March 31, 2022 to 71.0% in the three months ended March 31, 2023, primarily as a result of higher input costs for raw materials and warehousing, a reserve for product obsolescence, and product and channel mix, partially offset by inventory write-off and disposal costs recorded during the three months ended March 31, 2022.
•Operating expenses for the three months ended March 31, 2023 increased by 38.9%, as compared to the three months ended March 31, 2022, primarily as a result of increased sales and marketing expense, higher payroll due to workforce expansion, and higher professional fees and other benefit costs, partially offset by decreased distribution and fulfillment expenses.
•Operating income decreased from $108.6 million for the three months ended March 31, 2022 to $35.6 million for the three months ended March 31, 2023.
•Net income decreased from $62.0 million for the three months ended March 31, 2022 to $21.0 million for the three months ended March 31, 2023.

Results of operations
Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income data for each of the periods presented:

	Three Months Ended March 31,
	2023		2022
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$113,787	100.0%	$186,196	100.0%
Cost of sales:
Cost of product (excluding amortization)	31,235	27.5	43,222	23.2
Amortization of patented formulations	1,742	1.5	1,769	1.0
Total cost of sales	32,977	29.0	44,991	24.2
Gross profit	80,810	71.0	141,205	75.8
Operating expenses:
Selling, general, and administrative	34,924	30.7	22,314	12.0
Amortization of other intangible assets	10,323	9.1	10,266	5.5
Total operating expenses	45,247	39.8	32,580	17.5
Operating income	35,563	31.3	108,625	58.3
Interest expense	(10,543)	(9.3)	(11,460)	(6.2)
Other income (expense), net
Loss on extinguishment of debt	—	—	(18,803)	(10.1)
Other income (expense), net	242	0.2	(377)	(0.2)
Total other income (expense), net	242	0.2	(19,180)	(10.3)
Income before provision for income taxes	25,262	22.2	77,985	41.9
Income tax provision	4,298	3.8	16,024	8.6
Net income	$20,964	18.4%	$61,961	33.3%
Net Sales

(in thousands)	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net sales by Channel:
Professional	$48,397	$77,059	$(28,662)	(37.2)%
Specialty retail	34,859	64,272	(29,413)	(45.8)%
DTC	30,531	44,865	(14,334)	(31.9)%
Total net sales	$113,787	$186,196	$(72,409)	(38.9)%
Total net sales declined 38.9% in the three months ended March 31, 2023 compared to the same period in 2022 which the Company attributes primarily to a lower baseline level of demand, a negative year over year impact of approximately $21 million from inventory rebalancing at certain professional and specialty retail customers, and lapping $10 million of inventory pipeline sold to a key specialty retailer in the first quarter of 2022. The lower baseline demand across each of our three channels was partially offset by our launches of LASHBOND™ Serum, which is our first hair care adjacent product, No. 4D Clean Volume Detox Dry Shampoo, and prior year launches of 1-Liter sizes of our No. 4 Bond Maintenance Shampoo, No. 5 Bond Maintenance Conditioner, and No. 4C Bond Maintenance Clarifying Shampoo, as well as the impact of new customers within each channel. Net sales declined primarily in the United States and the United Kingdom, partially offset by increases in Italy.

Cost of Sales and Gross Profit

(in thousands)	For the Three Months Ended March 31,		$ Change	% Change
	2023	2022
Cost of sales	$32,977	$44,991	$(12,014)	(26.7)%
Gross profit	$80,810	$141,205	$(60,395)	(42.8)%
Our cost of sales decreased primarily due to declining product sales in the three months ended March 31, 2023, and a $4.3 million expense recorded in the three months ended March 31, 2022 for inventory write-off and disposal costs related to unused stock of a product that the Company reformulated in June 2021 as a result of regulation changes in the European Union. These decreases were partially offset by increases in cost of sales resulting from inflationary pressures and a $2.6 million reserve for product obsolescence recorded during the three months ended March 31, 2023.
As a result of the activity described above regarding Net sales and Cost of sales, our gross profit margin decreased from 75.8% in the three months ended March 31, 2022 to 71.0% in the three months ended March 31, 2023.
Operating Expenses

(in thousands)	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Selling, general, and administrative expenses	$34,924	$22,314	$12,610	56.5%
Amortization of other intangible assets	10,323	10,266	57	0.6%
Total operating expenses	$45,247	$32,580	$12,667	38.9%
Selling, general and administrative expenses increased primarily due to increased investments in sales and marketing of $8.6 million and higher payroll of $3.6 million driven by workforce expansion, both of which are expected to support our four strategic pillars. The Company also had increases of $1.9 million in professional fees and other benefit costs. These increases were partially offset by a $1.9 million decrease in distribution and fulfillment costs related to the decrease in product sales volume.
Interest Expense, Net

(in thousands)	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest expense, net	$(10,543)	$(11,460)	$917	(8.0)%
Interest expense, net decreased due to the Company refinancing its 2020 Credit Agreement with a new 2022 Credit Agreement in February 2022, which reduced the Company’s outstanding debt and lowered the interest rate in respect thereof in the three months ended March 31, 2023. See “Liquidity and Capital Resources Requirements – Credit Facility” for additional information on the Company’s outstanding debt. The Company also benefited in the first quarter of 2023 from $3.4 million of interest income from highly liquid investments with a maturity of three months or less.
Other Income (Expense), Net

(in thousands)	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Loss on extinguishment of debt	$—	$(18,803)	$18,803	—%
Other income (expense), net	242	$(377)	$619	(164.2)%
Total other expense, net	$242	$(19,180)	$19,422	(101.3)%
As a result of the debt refinancing that occurred during the three months ended March 31, 2022, as described above, the Company recorded an $18.8 million loss on extinguishment of debt in that period. Other Income (expense), net increased in the three months ended March 31, 2023 primarily due to an increase in foreign currency transaction gains driven by the performance of the U.S. dollar.

Income Tax Provision

(in thousands)	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Income tax provision	$4,298	$16,024	$(11,726)	(73.2)%
Our effective tax rate was 17.0% for the three months ended March 31, 2023, as compared to 20.5% for the three months ended March 31, 2022. The decrease in the effective tax rate for the three months ended March 31, 2023 is primarily due to a discrete tax benefit from stock option exercises during that period. Additionally, the Company’s effective tax rate in the three months ended March 31, 2023 and 2022 was lower than the statutory tax rate of 21% primarily due to the benefit associated with the foreign derived intangible income deduction (“FDII”), which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate, partially offset by the net impact of state income taxes.
Tax Receivable Agreement
The tax liability is based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the blended state tax rate and allocation of U.S. versus foreign sourced income may impact the established liability and changes would be recorded to other income (expense) in the period we made the determination. The Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $222.1 million over the 13-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of the Company. The remaining Tax Receivable Agreement payment obligation as of March 31, 2023 is $222.1 million, of which $205.7 million was recorded in long term liabilities and $16.4 million was recorded in current liabilities.
Financial Condition, Liquidity and Capital Resources
Overview
Our primary recurring source of cash is the collection of proceeds from the sale of our products to our customers, including cash periodically collected in advance of delivery or performance.
Our primary use of cash is for working capital and payment of our operating costs, which consist primarily of employee-related expenses as well as general operating expenses for marketing, fulfillment costs of customer orders, overhead costs, capital expenditures and debt servicing. We also utilize cash for strategic investments. Fluctuations in working capital are primarily caused by customer demand of our product, timing of when a retailer rearranges or restocks our products, timing of inventory purchases, and timing of our payables and expenses. Capital expenditures typically vary and are currently limited, and future capital expenditure requirements depend on strategic initiatives selected for the fiscal year, including investments in infrastructure, expansion into new national and international distributors and expansion of our customer base.
A considerable portion of our operating income is earned outside the U.S.; however, the majority of our bank deposits are held within the U.S.
As of March 31, 2023, we had $369.3 million of cash and cash equivalents. In addition, as of March 31, 2023, we had borrowing capacity of $150.0 million under the 2022 Revolver, plus $136.0 million of working capital excluding cash and cash equivalents for a combined liquidity position of $655.3 million.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$48,089	$71,969
Investing activities	(631)	(489)
Financing activities	(926)	(114,521)
Net increase (decrease) in cash and cash equivalents:	$46,532	$(43,041)
Operating Activities
The decrease in net cash provided by operating activities during the three months ended March 31, 2023 compared to the same period in 2022 was primarily a result of a decrease in net income of $41.0 million, changes in working capital and adjusting items to Operating Cash Flows to reconcile to Net income from operations, partially offset by the loss on extinguishment of debt of $18.8 million related to the refinancing of the 2020 Credit Agreement, as well as inventory write-offs and disposal adjustments of $4.3 million, in each case recorded in the three months ended March 31, 2022, and other changes in working capital between the comparative periods.
Investing Activities
The Company’s investing activities included purchases of software, property and equipment during the three months ended March 31, 2023 and 2022.
Financing Activities
The Company’s financing activities for the three months ended March 31, 2023 primarily consisted of cash outflows for payments on our long-term debt and debt issuance costs and payments for shares withheld and retired for taxes and exercise price for SARs, partially offset by cash received by the Company from stock option exercises. For the three months ended March 31, 2022, the Company’s financing activities primarily consisted of cash outflows for payments on our long-term debt and debt issuance costs, and payments for shares withheld and retired for taxes and exercise price for SARs, offset by proceeds from the issuance of the 2022 Credit Agreement
Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash, cash equivalents and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, and other commitments for at least the next 12 months.
If necessary, we may borrow funds under our 2022 Revolver to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends, to a significant extent, on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in “Risk Factors” in our 2022 Form 10-K. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to continue providing innovative products to our customers and consumers and manage production and our supply chain.
2022 Credit Facility
As of March 31, 2023, the Company had outstanding indebtedness under the 2022 Credit Agreement of $668.3 million, of which $6.8 million was classified as current. As of March 31, 2023, the Company had $150.0 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding amounts under the 2022 Term Loan Facility was 8.4% per annum as of March 31, 2023. We have not drawn on the 2022 Revolver as of March 31, 2023. The 2022 Term Loan Facility is repayable in mandatory quarterly installments equal to $1.7 million, with the balance payable at maturity.

The 2022 Credit Agreement includes, among other things, customary negative and affirmative covenants (including reporting, financial, and maintenance covenants) and events of default (including a change of control) for facilities of this type. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. The Company was in compliance with its financial covenants on March 31, 2023 and December 31, 2022. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.
On August 11, 2022, the Company entered into an interest rate cap transaction in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, in order to limit its exposure to potential increases in future interest rates related to the 2022 Term Loan Facility. The Company has designated the interest rate cap as a cash-flow hedge for accounting purposes.
See “Note 7. Long-Term-Debt” in the Notes to the Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Quarterly Report for additional information on the Company’s indebtedness and interest rate cap.
Tax Receivable Agreement Obligations
As part of the IPO, we entered into the Tax Receivable Agreement under which we will be required to pay to the Pre-IPO Stockholders 85% of the federal, state or local tax cash savings that we actually realize on our taxable income following the IPO, as a result of the amortization of intangible assets and capitalized transaction costs that existed as of the transaction date. Under the Tax Receivable Agreement, generally we will retain the benefit of the remaining 15% of the applicable tax savings.
The tax liability is based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate and allocation of U.S. versus foreign sourced income may impact the established liability and changes would be recorded to other income (expense) in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $222.1 million over the 13-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
Contractual Obligations and Commitments
There were no material changes outside the ordinary course of business to our contractual obligations since the filing of our 2022 Form 10-K.
Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including revenue recognition, inventory, and the Tax Receivable Agreement, see our discussion for the year ended December 31, 2022 in the 2022 Form 10-K. There have been no material changes to these policies in the three months ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of our business. This includes risk associated with interest rates, inflation and foreign exchange.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. When the reference rates under our 2022 Term Loan Facility increase, the interest payments we must make thereon also increase, which can impact our future earnings and cash flows. As of March 31, 2023, we had $668.3 million of outstanding variable rate loans under the 2022 Term Loan Facility. Based on our March 31, 2023 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $6.7 million over the next 12 months.
Interest Rate Cap
On August 11, 2022, the Company entered into an interest rate cap transaction (the “interest rate cap”) in connection with the 2022 Term Loan Facility, as more fully described in “Note 7 - Long Term Debt” in the Notes to the Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Quarterly Report. The Company uses the interest rate cap to add stability to interest expense and to manage its exposure to interest rate movements. The fair value of the interest rate cap is measured at the end of each reporting period using observable inputs other than quoted prices. The fair value of the interest rate cap recorded in other assets at March 31, 2023 was $4.1 million. A hypothetical 50 basis point increase in interest rates would result in an increase to the fair value of the interest rate cap of approximately $1.5 million. A hypothetical 50 basis point decrease in interest rates would result in a decrease to the fair value of the interest rate cap of approximately $1.2 million.
Inflation
Inflationary factors such as increases in the cost to produce our products and overhead costs have adversely affected, and may continue to adversely affect, our operating results. During the three months ended March 31, 2023, and fiscal year 2022, our gross profit margin was negatively impacted by increased input costs for warehousing, transportation and raw materials. Sustained increases in warehousing costs, transportation costs, wages and raw material costs, or other inflationary pressures in the future, may have an adverse effect on our ability to maintain current levels of gross profit margin if the selling prices of our products do not increase with these increased costs, or if we cannot identify other cost efficiencies.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For detail on certain legal proceedings, see “Note 10 - Commitments and Contingencies - Pending Legal Proceedings” included in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1. Financial Statements of this Quarterly Report.
ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. For a detailed discussion of the risks that affect our business please refer to “Item 1A. – Risk Factors" in the 2022 Form 10-K.
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
10.1
Letter Agreement, dated February 22, 2023, by and between Olaplex Inc. and Cosway Company Inc. (incorporated by reference to Exhibit 10.7 to the Company’'s Current Report on Form 10-K, filed on February 28, 2023 (File No. 001-40860)).

10.2#	Form of Restricted Stock Unit Agreement (Employee) under the Olaplex Holdings, Inc. 2021 Equity Incentive Plan.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

OLAPLEX HOLDINGS, INC.

	By:	/s/ JuE Wong
May 9, 2023		Name:	JuE Wong
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Tiziani
May 9, 2023		Name:	Eric Tiziani
		Title:	Chief Financial Officer
(Principal Financial Officer)