Form 10-Q
period 2023-06-30
OLAPLEX HOLDINGS, INC.
filed 2023-08-08
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2023, registrant had 654,698,308 shares of common stock, par value $0.001 per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained in or incorporated by reference in this Quarterly Report that are not historical or current facts. When used in this document, words such as “may,” “will,” “could,” “should,” “intend,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “target,” “predict,” “project,” “forecast,” “seek” and similar expressions as they relate to us are intended to identify forward-looking statements.
The forward-looking statements in this Quarterly Report reflect our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operation. Examples of forward-looking statements include, among others, statements we make regarding: our financial position and operating results; our business plans, strategies and objectives, including sales and marketing investments; general economic and industry trends; our business prospects; our reputation and brand; our product technology; future product development and introduction, including entry into adjacent and other categories; growth and expansion opportunities, including expansion in existing markets and into new markets; our sales channels and omnichannel strategy; legal proceedings; future payments under our Tax Receivable Agreement; our customer base; our supply chain and global distribution network; our information technology; our employees and culture; our operational capabilities; interest rate derivatives; and our expenses, inventory levels, other working capital and liquidity. Forward-looking statements are predictions based upon assumptions that may not prove to be accurate, and they are not guarantees of future performance. As such, you should not place significant reliance on our forward-looking statements. Neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, including any such statements taken from third party industry and market reports.
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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share and share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$378,418	$322,808
Accounts receivable, net of allowances of $20,028 and $19,198	50,298	46,220
Inventory	128,509	144,425
Other current assets	13,398	8,771
Total current assets	570,623	522,224
Property and equipment, net	932	1,034
Intangible assets, net	971,715	995,028
Goodwill	168,300	168,300
Other assets	11,354	11,089
Total assets	$1,722,924	$1,697,675

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$13,666	$9,748
Sales and income taxes payable, net	—	3,415
Accrued expenses and other current liabilities	24,649	17,107
Current portion of long-term debt	6,750	8,438
Current portion of Related Party payable pursuant to Tax Receivable Agreement	16,184	16,380
Total current liabilities	61,249	55,088
Long-term debt	651,678	654,333
Deferred tax liabilities	2,754	1,622
Related Party payable pursuant to Tax Receivable Agreement	189,391	205,675
Total liabilities	905,072	916,718

Contingencies (Note 10)

Stockholders’ equity (Notes 1 and 8):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 654,530,828 and 650,091,380 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	654	649
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	321,555	312,875
Accumulated other comprehensive income	3,667	2,577
Retained earnings	491,976	464,856
Total stockholders’ equity	817,852	780,957
Total liabilities and stockholders’ equity	$1,722,924	$1,697,675

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$109,241	$210,903	$223,028	$397,099
Cost of sales:
Cost of product (excluding amortization)	29,781	52,293	61,016	95,515
Amortization of patented formulations	1,964	2,180	3,706	3,949
Total cost of sales	31,745	54,473	64,722	99,464
Gross profit	77,496	156,430	158,306	297,635
Operating expenses:
Selling, general, and administrative	48,413	26,111	83,337	48,425
Amortization of other intangible assets	10,324	10,295	20,647	20,561
Total operating expenses	58,737	36,406	103,984	68,986
Operating income	18,759	120,024	54,322	228,649
Interest expense, net	(10,206)	(8,694)	(20,749)	(20,154)
Other expense, net
Loss on extinguishment of debt	—	—	—	(18,803)
Other expense, net	(600)	(1,224)	(358)	(1,601)
Total other expense, net	(600)	(1,224)	(358)	(20,404)
Income before provision for income taxes	7,953	110,106	33,215	188,091
Income tax provision	1,797	22,391	6,095	38,415
Net income	$6,156	$87,715	$27,120	$149,676

Net income per share:
Basic	$0.01	$0.14	$0.04	$0.23
Diluted	$0.01	$0.13	$0.04	$0.22
Weighted average common shares outstanding:
Basic	654,345,056	648,973,952	653,045,245	648,894,417
Diluted	680,349,161	691,365,072	682,107,732	692,985,088

Other comprehensive income:
Unrealized gain on derivatives, net of income tax effect	$1,647	$—	$1,090	$—
Total other comprehensive income:	1,647	—	1,090	—
Comprehensive income:	$7,803	$87,715	$28,210	$149,676
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(amounts in thousands, except number of shares)
(Unaudited)

	Shares (Note 1)	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance - December 31, 2022	650,091,380	$649	$312,875	$2,577	$464,856	$780,957
Net income	—	—	—	—	20,964	20,964
Exercise of stock-settled stock appreciation rights	109,620	—	326	—	—	326
Shares withheld and retired for taxes on exercise of stock-settled stock appreciation rights	(83,501)	—	(390)	—	—	(390)
Exercise of stock options	3,659,267	4	3,295	—	—	3,299
Share-based compensation expense	—	—	2,018	—	—	2,018
Unrealized loss on derivatives (net of taxes)	—	—	—	(557)	—	(557)
Balance – March 31, 2023	653,776,766	$653	$318,124	$2,020	$485,820	$806,617
Net income	—	—	—	—	6,156	6,156
Exercise of stock options	754,062	1	797	—	—	798
Share-based compensation expense	—	—	2,634	—	—	2,634
Unrealized gain on derivatives (net of taxes)	—	—	—	1,647	—	1,647
Balance – June 30, 2023	654,530,828	654	321,555	3,667	491,976	817,852

	Shares (Note 1)	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance - December 31, 2021	648,794,041	$648	$302,866	$—	$220,784	$524,298
Net income	—	—	—	—	61,961	61,961
Conversion of cash settled units to stock appreciation rights	—	—	1,632	—	—	1,632
Exercise of stock-settled stock appreciation rights	117,180	—	348	—	—	348
Shares withheld and retired for taxes on exercise of stock-settled stock appreciation rights	(55,244)	—	(920)	—	—	(920)
Share-based compensation expense	—	—	1,696	—	—	1,696
Balance – March 31, 2022	648,855,977	648	305,622	—	282,745	589,015
Net income	—	—	—		87,715	87,715
Exercise of stock options	231,846	1	739	—	—	740
Share-based compensation expense	—	—	1,727		—	1,727
Balance – June 30, 2022	649,087,823	649	308,088	—	370,460	679,197

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$27,120	$149,676
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Amortization of patent formulations	3,706	3,949
Amortization of other intangibles	20,647	20,561
Inventory write-off and disposal	6,167	4,324
Depreciation of fixed assets	230	152
Amortization of debt issuance costs	906	636
Deferred taxes	1,240	(3,537)
Share-based compensation expense	4,652	3,423
Loss on extinguishment of debt	—	18,803
Other operating	530	—
Changes in operating assets and liabilities, net of effects of acquisition (as applicable):
Accounts receivable, net	(4,078)	(40,566)
Inventory	10,657	(45,657)
Other current assets	(4,627)	3,856
Accounts payable	3,918	1,532
Accrued expenses and other current liabilities	4,047	10,901
Other assets and liabilities	(28)	—
Net cash provided by operating activities	75,087	128,053

Cash flows from investing activities:
Purchase of property and equipment	(128)	(75)
Purchase of intangible assets	(500)	—
Purchase of software	(1,368)	(870)
Net cash used in investing activities	(1,996)	(945)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,097	740
Payments for shares withheld and retired for taxes and exercise price for stock-settled share appreciation rights	(64)	(572)
Payment to pre-IPO stockholders pursuant to tax receivable agreement	(16,452)	—
Principal payments for 2022 Term Loan Facility, and principal payments and prepayment fees for 2020 Term Loan Facility	(5,062)	(778,692)
Proceeds from the issuance of 2022 Term Loan Facility	—	675,000
Payments of debt issuance costs	—	(11,944)
Net cash used in financing activities	(17,481)	(115,468)

Net increase in cash and cash equivalents	55,610	11,640
Cash and cash equivalents - beginning of period	322,808	186,388
Cash and cash equivalents - end of period	$378,418	$198,028

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,511	$35,176
Cash paid during the year for interest	$29,344	$13,491
Supplemental disclosure of noncash activities:
Cash-settled units liability reclassification to additional paid in capital	$—	$1,632
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
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim Condensed Consolidated Financial Statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes included in the Company’s 2022 Form 10-K.
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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the Company’s blended state tax rate and allocation of U.S. versus foreign sourced income may impact the established liability and changes to that established liability would be recorded to other income (expense) in the period the Company made the determination regarding the applicable change. The Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $205.6 million over the 13-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales by Channel:
Professional	$40,940	$105,489	$89,337	$182,548
Specialty retail	29,767	64,229	64,626	128,501
DTC	38,534	41,185	69,065	86,050
Total net sales	$109,241	$210,903	$223,028	$397,099

Revenue by major geographic region is based upon the geographic location of customers who purchase the Company’s products. The majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency. During the three and six months ended June 30, 2023 and June 30, 2022, the Company’s net sales to consumers in the United States and International regions were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales by Geography:
United States	$50,099	$121,320	$97,761	$241,430
International	59,142	89,583	125,267	155,669
Total net sales	$109,241	$210,903	$223,028	$397,099
United Kingdom (“U.K.”) net sales for the three and six months ended June 30, 2023 were 9% of total net sales, and for the three and six months ended June 30, 2022 were 8% of total net sales. No international country exceeded 10% of total net sales for the three and six months ended June 30, 2023 and June 30, 2022.
NOTE 4 - INVENTORY
Inventory as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials and packaging components	$38,627	$36,194
Finished goods	89,882	108,231
Inventory	$128,509	$144,425
During the three and six months ended June 30, 2023, the Company recorded write-offs of $3.6 million and $6.2 million of inventory due to product obsolescence, respectively. The Company did not record write-offs for product obsolescence during the same periods ended June 30, 2022.
NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised of the following:

	June 30, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(132,438)	$819,562
Product formulations	15 years	136,500	(31,532)	104,968
Customer relationships	20 years	53,000	(9,216)	43,784
Software	3 years	4,290	(889)	3,401
Total finite-lived intangibles		1,145,790	(174,075)	971,715
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,314,090	$(174,075)	$1,140,015

	December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(113,394)	$838,606
Product formulations	15 years	136,000	(26,998)	109,002
Customer relationships	20 years	53,000	(7,892)	45,108
Software	3 years	2,922	(610)	2,312
Total finite-lived intangibles		1,143,922	(148,894)	995,028
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,312,222	$(148,894)	$1,163,328
The amortization of the Company’s brand name, customer relationships and software is recorded to Amortization of other intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Income. A portion of Amortization of patented formulations is capitalized to Inventory in the Condensed Consolidated Balance Sheets, and the remainder is recorded to Amortization of patented formulations in the Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization of the Company’s definite-lived intangible assets for the three and six months ended June 30, 2023 and 2022 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Amortization of patented formulations	$1,964	$2,180	$3,706	$3,948

Amortization expense, brand name and customer relationships	10,186	10,182	20,368	20,365
Amortization expense, software	138	113	279	196
Amortization of other intangible assets	10,324	10,295	20,647	20,561

Amortization of patented formulations capitalized to inventory	$303	$86	$828	$585
NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Accrued advertising	7,784	1,356
Accrued legal settlement	5,250	—
Accrued professional fees	3,750	3,187
Accrued freight	2,251	3,283
Deferred revenue	2,077	2,015
Payroll liabilities	1,749	4,092
Other accrued expenses and current liabilities	1,708	2,360
Accrued interest	80	814
Accrued expenses and other current liabilities	$24,649	$17,107
During the six months ended June 30, 2023, the Company accrued approximately $3.9 million related to a pending settlement of a copyright matter. The Company expects to recover this settlement amount under its general liability insurance policy. An offset to the liability related to the insurance receivable is recorded in “Other current assets” on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2023.

NOTE 7 - LONG-TERM DEBT
The Company’s Long-Term Debt as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$666,563	$671,625
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(1)	—	—
Debt issuance costs	(8,135)	(8,854)
Total term loan debt	658,428	662,771
Less: Current portion	(6,750)	(8,438)
Long-term debt, net of debt issuance costs and current portion	$651,678	$654,333
(1) As of June 30, 2023 and December 31, 2022, the Company did not have outstanding amounts drawn on the 2022 Revolver, including letters of credit and swingline loan sub-facilities. As of June 30, 2023, the Company had $150 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding debt under the 2022 Term Loan Facility was 8.70% per annum as of June 30, 2023. The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) adjusted term SOFR plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) plus an additional interest rate spread.
Interest expense, net, inclusive of debt amortization, for the three months ended June 30, 2023 and June 30, 2022 was $10.2 million and $8.7 million respectively, and for the six months ended June 30, 2023 and June 30, 2022 was $20.7 million and $20.2 million, respectively.
The fair value of the Company’s long-term debt is based on the market value of its long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of June 30, 2023, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $658.4 million, and the fair value of the Company’s long-term debt was $626.6 million. As of December 31, 2022, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $662.8 million, and the fair value of the Company’s long-term debt was $624.6 million.
The 2022 Credit Agreement includes, among other things, customary negative and affirmative covenants (including reporting, financial and maintenance covenants) and events of default (including a change of control) for facilities of this type. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. The Company was in compliance with its financial covenants on June 30, 2023 and December 31, 2022. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.
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

The table below presents the fair value of the Company’s derivative financial instruments, which are classified within Other assets on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Fair value, interest rate cap asset	$5,493	$5,042
During the three and six months ended June 30, 2023, the Company’s interest rate cap generated an unrecognized pre-tax gain of $1.7 million and $1.0 million, respectively, recorded in Accumulated Other Comprehensive Income on the Company’s Condensed Consolidated Balance Sheets. During the same periods, the Company also recognized a $0.9 million and $1.5 million reduction, respectively, in interest expense related to the Company’s receipt of funds as a result of an interest rate cap settlement with the Company’s counterparty, partially offset by $0.3 million and $0.5 million, respectively, related to amortization of the interest rate cap premium paid by the Company in connection with the interest rate cap. The Company did not have an interest rate cap agreement in place during the three and six months ended June 30, 2022.
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
NOTE 8 - EQUITY
During the six months ended June 30, 2023, the Company issued 109,620 shares of its common stock upon vesting and settlement of net stock-settled SARs. The Company repurchased 83,501 of outstanding shares of its common stock for the net settlement of SARs for payment of taxes related to such SARs, which were accounted for as a share retirement.
Additionally, during the six months ended June 30, 2023, the Company issued 4,413,328 shares of its common stock as a result of stock options exercised.
During the six months ended June 30, 2022, the Company converted 886,950 cash-settled units into SARs, with a fair value liability of $1,632 reclassified from Accrued expenses and other current liabilities to Additional paid-in capital. The Company issued 117,180 shares of its common stock upon vesting and settlement of net stock-settled SARs. The Company repurchased 55,244 of outstanding shares of its common stock for the net settlement of SARs for payment of taxes related to such SARs, which were accounted for as a share retirement.
Additionally, during the six months ended June 30, 2022, the Company issued 231,846 shares of its common stock as a result of stock options exercised.
NOTE 9 - RELATED PARTY TRANSACTIONS
In July 2020, the Company entered into an agreement with CI&T, an information technology and software company, in which certain investment funds affiliated with Advent International Corporation, the holder of a majority of the Company’s common stock (collectively the “Advent Funds”), hold a greater than 10% equity interest. During the three and six months ended June 30, 2023, the Company paid CI&T $6 and $12, respectively. During the three and six months ended June 30, 2022, the Company paid CI&T $22 and $27, respectively. The Company engaged CI&T for services related to the development, maintenance and enhancement of the Olaplex professional application, as well as other digital marketing services, all of which were negotiated on an arm’s length basis and on market terms.
Tax Receivable Agreement
In connection with the Reorganization Transactions, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Tax Receivable Agreement”. During the three and six months ended June 30, 2023, the Company made a payment to the Pre-IPO Stockholders of $16.6 million as required pursuant to the terms of the Tax Receivable Agreement. During the three and six months ended June 30, 2022, the Company did not make a payment to the Pre-IPO Stockholders.

NOTE 10 - CONTINGENCIES
From time to time, the Company is subject to various legal actions arising in the ordinary course of business. The Company cannot predict with reasonable assurance the outcome of these legal actions brought against the Company as they are subject to uncertainties. Accordingly, any settlement or resolution in these legal actions may occur and affect the Company’s net income in such period as the settlement or resolution.

Pending Legal Proceedings:
On November 17, 2022, a putative securities class action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, captioned Lilien v. Olaplex Holdings, Inc. et al., No. 2:22-cv-08395. A consolidated complaint was filed on April 28, 2023, which names as additional defendants the underwriters for the Company’s IPO and various stockholders that sold shares of common stock of the Company in the IPO. The action is brought on behalf of a putative class of purchasers of the Company’s common stock in or traceable to the Company’s IPO and asserts claims under Sections 11, 12, and 15 of the Securities Act of 1933. The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. The defendants moved to dismiss the consolidated complaint on July 19, 2023. The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement regarding the claims asserted in this action. The Company intends to vigorously defend the pending lawsuit.
On February 9, 2023, twenty-eight plaintiffs filed Albahae, et al. v. Olaplex Holdings, Inc., et al., No. 2:23-cv-00982, a complaint alleging personal and economic injury and asserting claims for breach of warranty, negligence/gross negligence, products liability, unjust enrichment, and violations of California False Advertising Law and Unfair Competition Law, against the Company and Cosway Company, Inc., the Company’s primary contract manufacturer, in the United States District Court for the Central District of California. On March 2, 2023, the plaintiffs amended the complaint to include seventy-three additional plaintiffs. The plaintiffs allege that certain ingredients used in some Company products have purportedly caused irritation or posed a hazard to consumers, and that the Company engaged in misrepresentation with respect to those products. The plaintiffs seek actual and consequential damages, punitive damages, restitution in the form of disgorgement of profits, attorneys’ fees and costs, and any other relief that the court determines is appropriate. On April 17, 2023, the Company moved to dismiss and to sever the plaintiffs’ claims. On July 11, 2023, the Court granted the Company’s motion to sever and dismissed all but the first named plaintiff. The Court also dismissed the operative complaint with leave to re-file on the grounds that it now contained allegations that were not relevant to the claims of the one, remaining plaintiff. On July 24, 2023, the remaining plaintiff filed a notice, voluntarily dismissing her claims without prejudice.
Any potential loss associated with these pending legal proceedings is not probable or reasonably estimable at this time.
As of June 30, 2023 and December 31, 2022, the Company was not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

NOTE 11 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net income	$6,156	$87,715	$27,120	$149,676

Denominator:
Weighted average common shares outstanding – basic	654,345,056	648,973,952	653,045,245	648,894,417
Dilutive common equivalent shares from equity options	26,004,105	42,391,120	29,062,487	44,090,671
Weighted average common shares outstanding – diluted	680,349,161	691,365,072	682,107,732	692,985,088

Net income per share:
Basic	$0.01	$0.14	$0.04	$0.23
Diluted	$0.01	$0.13	$0.04	$0.22

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
OLAPLEX disrupted and revolutionized the prestige hair care category by creating the bond-building space in 2014. We have grown from an initial assortment of three products sold exclusively through the professional channel to a broader suite of products offered through the professional, specialty retail and DTC channels that have been developed to address three key uses: treatment, maintenance and protection. Our patent-protected bond-building technology relinks disulfide bonds in human hair that are destroyed via chemical, thermal, mechanical, environmental and aging processes. Our current product portfolio comprises seventeen unique, complementary products specifically developed to provide a holistic regimen for hair health.
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
Igniting our Global Brand
We believe we have built one of the most powerful brands in the prestige hair care category. We plan to continue growing awareness of our global brand, in an effort to deepen connections with existing customers as well as reach new audiences. We will also continue to invest in enhancing our brand equity. Our marketing model remains focused on implementing high return on investment, performance marketing activities aimed at fueling growth. Key levers of our marketing include creative campaigns, organic social media activations, strategic paid media, education and training regarding our brand, community engagement with our professional hairstylists, influencer partnerships, and retailer activations such as sampling and in-store events.
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

Amplifying Channel Coverage
In our professional channel, we have undertaken efforts to support strong relationships with the hairstylist community and maintain brand awareness by increasing our field support efforts, deepening partnerships with distributors and customers, and refreshing educational content. We are pursuing opportunities to further penetrate premium and prestige salons. In specialty retail, we are enhancing visual merchandising in stores and deploying targeted communications intended to enable new customer acquisition. For our DTC business, we are evolving the digital experiences on Olaplex.com and third party e-commerce websites. On Olaplex.com, we expect to continue to invest in site enhancements and more advanced personalization efforts.
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
Business Environment & Trends
We continue to monitor the effects of the global macro-economic environment, including lower customer demand, the risk of recession, inflationary pressures, competitive product discounting, currency volatility, rising interest rates, social and political issues, geopolitical tensions and regulatory matters. We also are mindful of inflationary pressures on our consumers, and are monitoring the impact that these inflationary pressures may have on consumer spending and preferences and inventory rebalancing at our customers in an increasingly competitive industry.
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
Overview of Second Quarter 2023 Financial Results
•Net sales decreased 48.2% from $210.9 million in the three months ended June 30, 2022 to $109.2 million in the three months ended June 30, 2023. For the three months ended June 30, 2023, net sales in our professional channel decreased 61.2%, our specialty retail channel decreased 53.7% and our DTC channel decreased 6.4%, in each case as compared to the three months ended June 30, 2022.
•Gross profit margin decreased from 74.2% in the three months ended June 30, 2022 to 70.9% in the three months ended June 30, 2023, primarily as a result of a reserve for product obsolescence and higher input costs for raw materials and warehousing, partially offset by channel mix and increased net sales during the second quarter of 2022 in advance of the Company’s price increases which became effective as of July 1, 2022.
•Operating expenses for the three months ended June 30, 2023 increased by 61.3%, as compared to the three months ended June 30, 2022, primarily as a result of increased investments in marketing, professional fees, legal settlement costs, and a one-time former distributor payment, higher payroll due to workforce expansion, and higher employee benefit costs, partially offset by lower distribution and fulfillment costs incurred in the three months ended June 30, 2023.
•Operating income decreased from $120.0 million for the three months ended June 30, 2022 to $18.8 million for the three months ended June 30, 2023.
•Net income decreased from $87.7 million for the three months ended June 30, 2022 to $6.2 million for the three months ended June 30, 2023.

Overview of Year to Date 2023 Financial Results
•Net sales decreased 43.8% from $397.1 million in the six months ended June 30, 2022 to $223.0 million in the six months ended June 30, 2023. For the six months ended June 30, 2023, net sales in our professional channel decreased 51.1%, our specialty retail channel decreased 49.7%, and our DTC channel decreased 19.7%, in each case as compared to the six months ended June 30, 2022.
•Gross profit margin decreased from 75.0% in the six months ended June 30, 2022 to 71.0% in the six months ended June 30, 2023, primarily as a result of higher input costs for raw materials and warehousing, and increased reserve for product obsolescence, partially offset by product and channel mix and increased net sales during the second quarter of 2022 in advance of the Company’s price increases which became effective as of July 1, 2022.
•Operating expenses for the six months ended June 30, 2023 increased by 50.7%, as compared to the six months ended June 30, 2022, primarily as a result of increased investments in marketing, professional expenses, legal settlement costs and a one-time former distributor payment, higher payroll due to workforce expansion, and higher employee benefit costs, partially offset by decreased distribution and fulfillment expenses.
•Operating income decreased from $228.6 million for the six months ended June 30, 2022 to $54.3 million for the six months ended June 30, 2023.
•Net income decreased from $149.7 million for the six months ended June 30, 2022 to $27.1 million for the six months ended June 30, 2023.
Results of operations
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income data for each of the periods presented:

	Three Months Ended June 30,
	2023		2022
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$109,241	100.0%	$210,903	100.0%
Cost of sales:
Cost of product (excluding amortization)	29,781	27.3	52,293	24.8
Amortization of patented formulations	1,964	1.8	2,180	1.0
Total cost of sales	31,745	29.1	54,473	25.8
Gross profit	77,496	70.9	156,430	74.2
Operating expenses:
Selling, general, and administrative	48,413	44.3	26,111	12.4
Amortization of other intangible assets	10,324	9.5	10,295	4.9
Total operating expenses	58,737	53.8	36,406	17.3
Operating income	18,759	17.2	120,024	56.9
Interest expense, net	(10,206)	(9.3)	(8,694)	(4.1)
Other expense, net	(600)	(0.5)	(1,224)	(0.6)
Income before provision for income taxes	7,953	7.3	110,106	52.2
Income tax provision	1,797	1.6	22,391	10.6
Net income	$6,156	5.6	$87,715	41.6
Net Sales
We distribute products in the U.S. and internationally through professional distributors in the salon channel, directly to retailers for sale in their physical stores and e-commerce sites, and DTC through sales to third party e-commerce customers and through our Olaplex.com websites. As such, our three business channels consist of professional, specialty retail and

DTC as follows:

(in thousands)	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Net sales by Channel:
Professional	$40,940	$105,489	$(64,549)	(61.2)%
Specialty retail	29,767	64,229	(34,462)	(53.7)%
DTC	38,534	41,185	(2,651)	(6.4)%
Total Net sales	$109,241	$210,903	$(101,662)	(48.2)%
Total net sales declined 48.2% in the three months ended June 30, 2023 compared to the same period in 2022, primarily attributed to a lower level of demand and inventory rebalancing, particularly within our Professional and Specialty Retail channels. Lapping our introduction of certain 1-Liter size offerings during the second quarter of 2022 contributed to $22.0 million of the net sales impact, and approximately $10.0 million of increased net sales during the second quarter of 2022 were in advance of the Company’s price increases which became effective as of July 1, 2022. These impacts were partially offset by our launches of Volumizing Blow Dry Mist, LASHBOND™ Serum, which is our first hair care adjacent product, and No. 4D Clean Volume Detox Dry Shampoo, as well as the impact of new customers within each channel and the overall mix shift to DTC. Net sales declined primarily in the United States, Canada and the United Kingdom, partially offset by increases in Southeast Asia.
Cost of Sales and Gross Profit

(in thousands)	For the Three Months Ended June 30,		$ Change	% Change
	2023	2022
Cost of sales	$31,745	$54,473	$(22,728)	(41.7)%
Gross profit	$77,496	$156,430	$(78,934)	(50.5)%
Our cost of sales decreased primarily due to declining product sales in the three months ended June 30, 2023. These decreases were partially offset by a $3.6 million inventory obsolescence reserve recorded during the three months ended June 30, 2023, and increases in cost of sales resulting from inflationary pressures and sales deleverage.
As a result of the activity described above regarding Net sales and Cost of sales, our gross profit margin decreased from 74.2% in the three months ended June 30, 2022 to 70.9% in the three months ended June 30, 2023.
Operating Expenses

(in thousands)	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Selling, general, and administrative expenses	$48,413	$26,111	$22,302	85.4%
Amortization of other intangible assets	10,324	10,295	29	0.3%
Total operating expenses	$58,737	$36,406	$22,331	61.3%
The increase in selling, general and administrative expenses was primarily driven by an increase of $14.1 million in investments in sales and marketing, $5.9 million related to a one-time former distributor payment, legal settlement costs, and professional expenses, $1.4 million in payroll expenses driven by workforce expansion, and $0.9 million of employee benefit costs, partially offset by a $0.8 million decrease in distribution and fulfillment costs related to the decrease in product sales volume during the three months ended June 30, 2023.

Interest Expense, Net

(in thousands)	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Interest expense, net	$(10,206)	$(8,694)	$(1,512)	17.4%

Interest expense, net increased due to increased interest rates in response to the inflationary environment during the three months ended June 30, 2023. See “Liquidity and Capital Resources Requirements – Credit Facility” for additional information regarding our outstanding debt.
We also benefited during the three months ended June 30, 2023 from $4.5 million of interest income from highly liquid investments with a maturity of three months or less.
Other Expense, Net

(in thousands)	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Other expense, net	$(600)	$(1,224)	$624	(51.0)%
Other expense, net decreased primarily due to lower foreign currency transaction losses driven by the performance of the U.S. dollar.
Income Tax Provision

(in thousands)	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Income tax provision	$1,797	$22,391	$(20,594)	(92.0)%
Our effective tax rate was 22.6% for the three months ended June 30, 2023, as compared to 20.3% for the three months ended June 30, 2022. Our effective tax rate for the three months ended June 30, 2023 is higher than the statutory tax rate of 21% due to the effect of state income taxes, partially offset by the foreign derived intangible income deduction (“FDII”), which results in income from our sales to foreign customers being taxed at a lower effective tax rate. Our effective tax rate for the three months ended June 30, 2022 was lower than the statutory tax rate of 21% primarily due to the benefit associated with the FDII, partially offset by the net impact of state income taxes. The increase in the effective tax rate from the comparative prior three month period is primarily due to an additional state income tax expense recorded in the three months ended June 30, 2023, which had a disproportionate impact on the effective tax rate due to the lower profitability for the period.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income data for each of the periods presented:

	Six Months Ended June 30,
	2023		2022
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$223,028	100.0%	$397,099	100.0%
Cost of sales:
Cost of product (excluding amortization)	61,016	27.4	95,515	24.1
Amortization of patented formulations	3,706	1.7	3,949	1.0
Total cost of sales	64,722	29.0	99,464	25.0
Gross profit	158,306	71.0	297,635	75.0
Operating expenses:
Selling, general, and administrative	83,337	37.4	48,425	12.2
Amortization of other intangible assets	20,647	9.3	20,561	5.2
Total operating expenses	103,984	46.6	68,986	17.4
Operating income	54,322	24.4	228,649	57.6
Interest expense	(20,749)	(9.3)	(20,154)	(5.1)
Other income (expense), net
Loss on extinguishment of debt	—	—	(18,803)	(4.7)
Other income (expense), net	(358)	(0.2)	(1,601)	(0.4)
Total other income (expense), net	(358)	(0.2)	(20,404)	(5.1)
Income before provision for income taxes	33,215	14.9	188,091	47.4
Income tax provision	6,095	2.7	38,415	9.7
Net income	$27,120	12.2	$149,676	37.7
Net Sales
Net sales by channel for the six months ended June 30, 2023 and June 30, 2022 were as follows:

(in thousands)	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net sales by Channel:
Professional	$89,337	$182,548	$(93,211)	(51.1)%
Specialty retail	64,626	128,501	(63,875)	(49.7)%
DTC	69,065	86,050	(16,985)	(19.7)%
Total net sales	$223,028	$397,099	$(174,071)	(43.8)%
Total net sales declined 43.8% in the six months ended June 30, 2023 compared to the same period in 2022, primarily attributed to a lower level of demand and inventory rebalancing, particularly within the Professional and Specialty Retail channels. Lapping our introduction of certain 1-Liter size offerings during the second quarter of 2022 contributed to $22.0 million of the net sales impact, approximately $10.0 million of increased net sales during the second quarter of 2022 were in advance of the Company’s price increases which became effective as of July 1, 2022, and lapping inventory pipeline sold to a key specialty retailer in the first quarter of 2022 contributed to approximately $10 million of net sales impact. These impacts were partially offset by our launches of LASHBOND™ Serum, which is our first hair care adjacent product, No. 4D Clean Volume Detox Dry Shampoo, and Volumizing Blow Dry Mist, as well as the impact of new customers within each channel. Net sales declined primarily in the United States, the United Kingdom, and Canada, partially offset by increases in Southeast Asia and France.

Cost of Sales and Gross Profit

(in thousands)	For the Six Months Ended June 30,		$ Change	% Change
	2023	2022
Cost of sales	$64,722	$99,464	$(34,742)	(34.9)%
Gross profit	$158,306	$297,635	$(139,329)	(46.8)%
Our cost of sales decreased primarily due to declining product sales in the six months ended June 30, 2023, and a $4.3 million expense recorded in the three months ended March 31, 2022 for inventory write-off and disposal costs related to unused stock of a product that the Company reformulated in June 2021 as a result of regulation changes in the European Union. These decreases were partially offset by increases in cost of sales resulting from inflationary pressures and a $6.2 million reserve for product obsolescence recorded during the six months ended June 30, 2023.
As a result of the activity described above regarding Net sales and Cost of sales, our gross profit margin decreased from 75.0% in the six months ended June 30, 2022 to 71.0% in the six months ended June 30, 2023.
Operating Expenses

(in thousands)	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Selling, general, and administrative expenses	$83,337	$48,425	$34,912	72.1%
Amortization of other intangible assets	20,647	20,561	86	0.4%
Total operating expenses	$103,984	$68,986	$34,998	50.7%
Selling, general and administrative expenses increased primarily due to an increase of $22.8 million in investments in sales and marketing, $6.8 million related to a one-time former distributor payment, professional expenses, and legal settlement costs, payroll expenses of $5.0 million driven by workforce expansion, and increased employee benefit costs of $2.2 million, partially offset by a $2.7 million decrease in distribution and fulfillment costs related to the decrease in product sales volume during the six months ended June 30, 2023.
Interest Expense, Net

(in thousands)	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Interest expense, net	$(20,749)	$(20,154)	$(595)	3.0%
Interest expense, net increased due to increased interest rates in response to the inflationary environment during the six months ended June 30, 2023. See “Liquidity and Capital Resources Requirements – Credit Facility” for additional information on our outstanding debt.
We also benefited during the six months ended June 30, 2023 from $7.8 million of interest income from highly liquid investments with a maturity of three months or less.
Other (Expense), Net

(in thousands)	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Loss on extinguishment of debt	$—	$(18,803)	$18,803	—%
Other expense, net	(358)	$(1,601)	$1,243	(77.6)%
Total other expense, net	$(358)	$(20,404)	$20,046	(98.2)%
As a result of the refinancing of the 2020 Credit Agreement that occurred during the six months ended June 30, 2022, we recorded an $18.8 million loss on extinguishment of debt in that period. Other expense, net decreased in the six months ended June 30, 2023 primarily due to a decrease in foreign currency transaction losses driven by the performance of the U.S. dollar.

Income Tax Provision

(in thousands)	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Income tax provision	$6,095	$38,415	$(32,320)	(84.1)%
Our effective tax rate was 18.4% for the six months ended June 30, 2023, as compared to 20.4% for the six months ended June 30, 2022. The decrease in the effective tax rate for the six months ended June 30, 2023 is primarily due to discrete tax benefits from stock option exercises and a one-time former distributor payment during that period. Additionally, our effective tax rates for the six months ended June 30, 2023 and 2022 are lower than the statutory tax rate of 21% primarily due to the benefit associated with the FDII, partially offset by the net impact of state income taxes.
Tax Receivable Agreement
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the blended state tax rate and allocation of U.S. versus foreign sourced income may impact the established liability and changes would be recorded to other income (expense) in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $205.6 million over the 13-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company. During the three and six months ended June 30, 2023, the Company made a payment to the Pre-IPO Stockholders of $16.6 million as required pursuant to the terms of the Tax Receivable Agreement. During the three and six months ended June 30, 2022, the Company did not make a payment to the Pre-IPO Stockholders. The remaining Tax Receivable Agreement payment obligation as of June 30, 2023 is $205.6 million, of which $189.4 million was recorded in long term liabilities and $16.2 million was recorded in current liabilities.
Financial Condition, Liquidity and Capital Resources
Overview
Our primary recurring source of cash is the collection of proceeds from the sale of our products to our customers, including cash periodically collected in advance of delivery or performance.
Our primary use of cash is for working capital and payment of our operating costs, which consist primarily of employee-related expenses as well as general operating expenses for marketing, fulfillment costs of customer orders, overhead costs, innovation, capital expenditures and debt servicing. We also utilize cash for strategic investments. Fluctuations in working capital are primarily caused by customer demand of our product, timing of when a retailer rearranges or restocks our products, timing of inventory purchases, and timing of our payables and expenses. Capital expenditures typically vary and are currently limited, and future capital expenditure requirements depend on strategic initiatives selected for the fiscal year, including investments in infrastructure, expansion into new national and international distributors and expansion of our customer base.
A considerable portion of our operating income is related to sales to customers outside of the U.S.; however, the majority of our bank deposits are held within the U.S.
As of June 30, 2023, we had $378.4 million of cash and cash equivalents. In addition, as of June 30, 2023, we had borrowing capacity of $150.0 million under the 2022 Revolver, plus $131.0 million of working capital excluding cash and cash equivalents for a combined liquidity position of $659.4 million.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$75,087	$128,053
Investing activities	(1,996)	(945)
Financing activities	(17,481)	(115,468)
Net increase in cash and cash equivalents:	$55,610	$11,640
Operating Activities
The decrease in net cash provided by operating activities during the six months ended June 30, 2023 compared to the same period in 2022 was primarily a result of a decrease in net income of $122.6 million, changes in working capital and adjusting items to Operating Cash Flows to reconcile to Net income from operations, and increases in inventory write-offs and disposal adjustments of $1.8 million, partially offset by the loss on extinguishment of debt of $18.8 million related to the refinancing of the 2020 Credit Agreement recorded in the six months ended June 30, 2022, and other changes in working capital between the comparative periods.
Investing Activities
Our investing activities included purchases of software, property and equipment during the six months ended June 30, 2023 and 2022.
Financing Activities
Our financing activities for the six months ended June 30, 2023 primarily consisted of cash outflows for payments on our long-term debt and debt issuance costs, payments to our pre-IPO stockholders pursuant to our Tax Receivable Agreement, and payments for shares withheld and retired for taxes and exercise price for SARs, partially offset by cash received by the Company from stock option exercises. For the six months ended June 30, 2022, our financing activities primarily consisted of cash outflows for payments on our long-term debt and debt issuance costs, and payments for shares withheld and retired for taxes and exercise price for SARs, offset by proceeds from the issuance of the 2022 Credit Agreement.
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
2022 Credit Facility
As of June 30, 2023, we had outstanding indebtedness under the 2022 Credit Agreement of $666.6 million, of which $6.8 million was classified as current. As of June 30, 2023, we had $150.0 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding amounts under the 2022 Term Loan Facility was 8.7% per annum as of June 30, 2023. We have not drawn on the 2022 Revolver as of June 30, 2023. The 2022 Term Loan Facility is repayable in mandatory quarterly installments equal to $1.7 million, with the balance payable at maturity.

The 2022 Credit Agreement includes, among other things, customary negative and affirmative covenants (including reporting, financial, and maintenance covenants) and events of default (including a change of control) for facilities of this type. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. We were in compliance with our financial covenants on June 30, 2023 and December 31, 2022. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.
On August 11, 2022, we entered into an interest rate cap transaction in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, in order to limit its exposure to potential increases in future interest rates related to the 2022 Term Loan Facility. We have designated the interest rate cap as a cash-flow hedge for accounting purposes.
See “Note 7. Long-Term-Debt” in the Notes to the Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Quarterly Report for additional information on our indebtedness and interest rate cap.
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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate and allocation of U.S. versus foreign sourced income may impact the established liability and changes would be recorded to other income (expense) in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $205.6 million over the 13-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
Contractual Obligations and Commitments
There were no material changes to our contractual obligations since the filing of our 2022 Form 10-K.
Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including revenue recognition, inventory, and the Tax Receivable Agreement, see our discussion for the year ended December 31, 2022 in the 2022 Form 10-K. There have been no material changes to these policies in the six months ended June 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of our business. This includes risk associated with interest rates, inflation and foreign exchange.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. When the reference rates under our 2022 Term Loan Facility increase, the interest payments we must make thereon also increase, which can impact our future earnings and cash flows. As of June 30, 2023, we had $666.6 million of outstanding variable rate loans under the 2022 Term Loan Facility. Based on our June 30, 2023 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $6.7 million over the next 12 months.
Interest Rate Cap
On August 11, 2022, we entered into an interest rate cap transaction (the “interest rate cap”) in connection with the 2022 Term Loan Facility, as more fully described in “Note 7 - Long Term Debt” in the Notes to the Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Quarterly Report. We use the interest rate cap to add stability to interest expense and to manage our exposure to interest rate movements. The fair value of the interest rate cap is measured at the end of each reporting period using observable inputs other than quoted prices. The fair value of the interest rate cap recorded in other assets at June 30, 2023 was $5.5 million. A hypothetical 50 basis point increase in interest rates would result in an increase to the fair value of the interest rate cap of approximately $1.4 million. A hypothetical 50 basis point decrease in interest rates would result in a decrease to the fair value of the interest rate cap of approximately $1.3 million.
Inflation
Inflationary factors such as increases in the cost to produce our products and overhead costs have adversely affected, and may continue to adversely affect, our operating results. During the three and six months ended June 30, 2023, our gross profit margin was negatively impacted by increased input costs for warehousing, transportation and raw materials. Sustained increases in warehousing costs, transportation costs, wages and raw material costs, or other inflationary pressures in the future, may have an adverse effect on our ability to maintain current levels of gross profit margin if the selling prices of our products do not increase with these increased costs, or if we cannot identify other cost efficiencies.
Foreign Exchange Risk
Our reporting currency, including our U.K. foreign subsidiary, Olaplex UK Limited, is the U.S. dollar. Gains or losses due to transactions in foreign currencies are reflected in the Consolidated Statements of Operations and Comprehensive Income under the line-item Other (expense) income, net. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have, and may in the future, from time to time, become involved in litigation or other legal proceedings incidental to our business, including litigation related to intellectual property, regulatory matters, contract, advertising and other consumer claims. In the opinion of our management, reasonably possible losses in addition to the amounts accrued for any such litigation and legal proceedings are not material to our consolidated financial statements. In addition, we believe that protecting our intellectual property is essential to our business and we have in the past, and may in the future, become involved in proceedings to enforce our rights. Regardless of outcome, litigation (including the litigation referenced below) can have an adverse impact on our reputation, financial condition and business, including by utilizing our resources and potentially diverting the attention of our management from the operation of our business.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) On August 4, 2023, Olaplex, Inc. entered into a Manufacturing and Supply Agreement (the “Agreement”) with Cosway Company Inc. (“Cosway”), which supersedes the Manufacturing Services Agreement, dated January 1, 2020, by and between Olaplex, Inc. and Cosway and all amendments thereto. Pursuant to the Agreement, Cosway will manufacture, package and label certain products for Olaplex. The Agreement has an initial term of two years, unless earlier terminated in accordance with the Agreement, and automatically renews for one additional one year term, unless either party gives 180 days' notice of non-renewal. Either party may terminate the Agreement (i) with 30 days’ prior written notice in the event of a breach of the Agreement, unless such breach is cured within the 30 day notice period, (ii) if conditions constituting Force Majeure (as defined in the Agreement) exist for more than 30 consecutive days, or 60 days in any consecutive six month period, (iii) immediately in the event of insolvency, (iv) immediately or upon 30 days’ prior written notice in the event of a change in control, or (v) without cause upon 180 days' prior written notice.
The foregoing description of the Agreement is a summary and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached as Exhibit 10.1 to this Form 10-Q and is incorporated by reference herein.
(c) During the three months ended June 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001- 40860)).

3.2	Second Amended and Restated Bylaws of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 20, 2023 (File No. 001-40860)).
10.1	Manufacturing and Supply Agreement, dated August 4, 2023, by and between Olaplex, Inc. and Cosway Company Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

OLAPLEX HOLDINGS, INC.

	By:	/s/ JuE Wong
August 8, 2023		Name:	JuE Wong
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Tiziani
August 8, 2023		Name:	Eric Tiziani
		Title:	Chief Financial Officer
(Principal Financial Officer)