Form 10-Q
period 2023-09-30
OLAPLEX HOLDINGS, INC.
filed 2023-11-07
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2023, registrant had 654,733,052 shares of common stock, par value $0.001 per share, outstanding.

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
•our ability to manage our executive leadership change and to attract and retain senior management and other qualified personnel;
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
•volatility of our stock price;
•our “controlled company” status and the influence of investment funds affiliated with Advent International L.P. over us;
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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share and share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$429,586	$322,808
Accounts receivable, net of allowances of $23,978 and $19,198	51,876	46,220
Inventory	112,762	144,425
Other current assets	6,418	8,771
Total current assets	600,642	522,224
Property and equipment, net	929	1,034
Intangible assets, net	959,855	995,028
Goodwill	168,300	168,300
Other assets	12,441	11,089
Total assets	$1,742,167	$1,697,675

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$13,349	$9,748
Sales and income taxes payable, net	2,503	3,415
Accrued expenses and other current liabilities	17,409	17,107
Current portion of long-term debt	6,750	8,438
Current portion of Related Party payable pursuant to Tax Receivable Agreement	16,184	16,380
Total current liabilities	56,195	55,088
Long-term debt	650,350	654,333
Deferred tax liabilities	4,068	1,622
Related Party payable pursuant to Tax Receivable Agreement	189,391	205,675
Other liabilities	1,768	—
Total liabilities	901,772	916,718

Contingencies (Note 10)

Stockholders’ equity (Notes 1 and 8):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 654,724,366 and 650,091,380 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	654	649
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	324,593	312,875
Accumulated other comprehensive income	2,806	2,577
Retained earnings	512,342	464,856
Total stockholders’ equity	840,395	780,957
Total liabilities and stockholders’ equity	$1,742,167	$1,697,675

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$123,555	$176,454	$346,583	$573,553
Cost of sales:
Cost of product (excluding amortization)	37,415	45,484	98,431	140,999
Amortization of patented formulations	2,592	1,142	6,298	5,091
Total cost of sales	40,007	46,626	104,729	146,090
Gross profit	83,548	129,828	241,854	427,463
Operating expenses:
Selling, general, and administrative	36,433	30,807	119,770	79,232
Amortization of other intangible assets	10,378	10,329	31,025	30,890
Total operating expenses	46,811	41,136	150,795	110,122
Operating income	36,737	88,692	91,059	317,341
Interest expense, net	(9,510)	(10,499)	(30,259)	(30,653)
Other expense, net
Loss on extinguishment of debt	—	—	—	(18,803)
Other expense, net	(970)	(2,251)	(1,328)	(3,852)
Total other expense, net	(970)	(2,251)	(1,328)	(22,655)
Income before provision for income taxes	26,257	75,942	59,472	264,033
Income tax provision	5,891	15,179	11,986	53,594
Net income	$20,366	$60,763	$47,486	$210,439

Net income per share:
Basic	$0.03	$0.09	$0.07	$0.32
Diluted	$0.03	$0.09	$0.07	$0.30
Weighted average common shares outstanding:
Basic	654,702,392	649,099,780	653,603,665	648,963,625
Diluted	678,758,020	691,257,654	681,089,543	691,585,787

Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives, net of income tax effect	$(861)	$1,931	$229	$1,931
Total other comprehensive (loss) income:	(861)	1,931	229	1,931
Comprehensive income:	$19,505	$62,694	$47,715	$212,370
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(amounts in thousands, except number of shares)
(Unaudited)

	Shares (Note 1)	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance - December 31, 2022	650,091,380	$649	$312,875	$2,577	$464,856	$780,957
Net income	—	—	—	—	20,964	20,964
Exercise of stock-settled stock appreciation rights	109,620	—	326	—	—	326
Shares withheld and retired for taxes on exercise of stock-settled stock appreciation rights	(83,501)	—	(390)	—	—	(390)
Exercise of stock options	3,659,267	4	3,295	—	—	3,299
Share-based compensation expense	—	—	2,018	—	—	2,018
Unrealized loss on derivatives (net of taxes)	—	—	—	(557)	—	(557)
Balance – March 31, 2023	653,776,766	$653	$318,124	$2,020	$485,820	$806,617
Net income	—	—	—	—	6,156	6,156
Exercise of stock options	754,062	1	797	—	—	798
Share-based compensation expense	—	—	2,634	—	—	2,634
Unrealized gain on derivatives (net of taxes)	—	—	—	1,647	—	1,647
Balance – June 30, 2023	654,530,828	$654	$321,555	$3,667	$491,976	$817,852
Net income	—	—	—	—	20,366	20,366
Exercise of stock options	193,538	—	352	—	—	352
Share-based compensation expense	—	—	2,686	—	—	2,686
Unrealized loss on derivatives (net of taxes)	—	—	—	(861)	—	(861)
Balance – September 30, 2023	654,724,366	$654	$324,593	$2,806	$512,342	$840,395

	Shares (Note 1)		Amount		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance - December 31, 2021	648,794,041		$648		$302,866	$—	$220,784	$524,298
Net income	—		—		—	—	61,961	61,961
Conversion of cash settled units to stock appreciation rights	—		—		1,632	—	—	1,632
Exercise of stock-settled stock appreciation rights	117,180		—		348	—	—	348
Shares withheld and retired for taxes on exercise of stock-settled stock appreciation rights	(55,244)		—		(920)	—	—	(920)
Share-based compensation expense	—		—		1,696	—	—	1,696
Balance – March 31, 2022	648,855,977		$648		$305,622	$—	$282,745	$589,015
Net income	—		—		—		87,715	87,715
Exercise of stock options	231,846		1		739	—	—	740
Share-based compensation expense	—		—		1,727		—	1,727
Balance – June 30, 2022	649,087,823		$649		$308,088	$—	$370,460	$679,197
Net income	—		—		—	—	60,763	60,763
Exercise of stock options	25,000		—		74	—	—	74
Share-based compensation expense	—		—		2,031	—	—	2,031
Unrealized gain on derivatives (net of taxes)	—		—		—	1,931	—	1,931
Balance – September 30, 2022	649,112,823	PY	$649	PY	$310,193	$1,931	$431,223	$743,996

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$47,486	$210,439
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Amortization of patent formulations	6,298	5,091
Amortization of other intangibles	31,025	30,890
Inventory write-off and disposal	9,801	5,958
Depreciation of fixed assets	344	233
Amortization of debt issuance costs	1,359	2,955
Deferred taxes	2,377	(4,532)
Share-based compensation expense	7,338	5,454
Loss on extinguishment of debt	—	18,803
Other operating	795	147
Changes in operating assets and liabilities, net of effects of acquisition (as applicable):
Accounts receivable, net	(5,656)	(52,507)
Inventory	23,260	(57,132)
Other current assets	2,170	6,344
Accounts payable	3,601	3,959
Accrued expenses and other current liabilities	(1,311)	14,283
Other assets and liabilities	(390)	(8,578)
Net cash provided by operating activities	128,497	181,807

Cash flows from investing activities:
Purchase of property and equipment	(239)	(100)
Purchase of intangible assets	(500)	—
Purchase of software	(2,163)	(1,612)
Net cash used in investing activities	(2,902)	(1,712)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,449	814
Payments for shares withheld and retired for taxes and exercise price for stock-settled share appreciation rights	(64)	(572)
Payment to pre-IPO stockholders pursuant to Tax Receivable Agreement	(16,452)	—
Principal payments for 2022 Term Loan Facility, and principal payments and prepayment fees for 2020 Term Loan Facility	(6,750)	(780,382)
Proceeds from the issuance of 2022 Term Loan Facility	—	675,000
Payments of debt issuance costs	—	(11,944)
Net cash used in financing activities	(18,817)	(117,084)

Net increase in cash and cash equivalents	106,778	63,011
Cash and cash equivalents - beginning of period	322,808	186,388
Cash and cash equivalents - end of period	$429,586	$249,399

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,531	$54,904
Cash paid during the year for interest	$44,421	$21,716
Supplemental disclosure of noncash activities:
Cash-settled units liability reclassification to additional paid in capital	$—	$1,632
Assets acquired under operating lease	$2,128	$—
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Estimates and Assumptions
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns, allowance for promotions, and refunds; loss contingencies; the fair value of share-based options and stock settled stock appreciation rights (“SARs”); the fair value of and/or potential impairment of goodwill and intangible assets for the Company’s reporting unit; the fair value of the Company’s interest rate cap; useful lives of the Company’s tangible and intangible assets; estimated income tax and tax receivable payments; the net realizable value of, and demand for the Company’s inventory. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.
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
Reclassifications
Certain amounts presented have been reclassified within “Note 6 - Accrued Expenses and Other Current Liabilities” as of December 31, 2022 to conform with the current period presentation, including a prior year reclassification from Other accrued expenses and current liabilities to Accrued advertising and Accrued inventory purchases. The reclassifications had no effect on the Company’s Total current liabilities.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales by Channel:
Professional	$48,289	$62,991	$137,626	$245,539
Specialty retail	43,159	74,191	107,785	202,692
DTC	32,107	39,272	101,172	125,322
Total net sales	$123,555	$176,454	$346,583	$573,553

Revenue by major geographic region is based upon the geographic location of customers who purchase the Company’s products. The majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency. During the three and nine months ended September 30, 2023 and September 30, 2022, the Company’s net sales to consumers in the United States and International regions were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales by Geography:
United States	$61,880	$89,543	$159,641	$330,973
International	61,675	86,911	186,942	242,580
Total net sales	$123,555	$176,454	$346,583	$573,553
United Kingdom (“U.K.”) net sales for the three and nine months ended September 30, 2023 were 7% and 8% of total net sales, respectively, and for the three and nine months ended September 30, 2022 were 13% and 10% of total net sales, respectively. No other international country exceeded 10% of total net sales for the three and nine months ended September 30, 2023 and September 30, 2022.
NOTE 4 - INVENTORY
Inventory as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials and packaging components	$35,619	$36,194
Finished goods	77,143	108,231
Inventory	$112,762	$144,425
During the three and nine months ended September 30, 2023, the Company recorded inventory write-offs of $3.6 million and $9.8 million, respectively, due to reserves for product obsolescence. The Company did not record material write-offs for product obsolescence during the same periods ended September 30, 2022.
NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised of the following:

	September 30, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(141,954)	$810,046
Product formulations	15 years	136,500	(33,809)	102,691
Customer relationships	20 years	53,000	(9,879)	43,121
Software	3 years	5,085	(1,088)	3,997
Total finite-lived intangibles		1,146,585	(186,730)	959,855
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,314,885	$(186,730)	$1,128,155

	December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(113,394)	$838,606
Product formulations	15 years	136,000	(26,998)	109,002
Customer relationships	20 years	53,000	(7,892)	45,108
Software	3 years	2,922	(610)	2,312
Total finite-lived intangibles		1,143,922	(148,894)	995,028
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,312,222	$(148,894)	$1,163,328
The amortization of the Company’s brand name, customer relationships and software is recorded to Amortization of other intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Income. A portion of Amortization of patented formulations is capitalized to Inventory in the Condensed Consolidated Balance Sheets, and the remainder is recorded to Amortization of patented formulations in the Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization of the Company’s definite-lived intangible assets for the three and nine months ended September 30, 2023 and 2022 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Amortization of patented formulations	$2,592	$1,142	$6,298	$5,091

Amortization expense, brand name and customer relationships	10,179	10,182	30,547	30,547
Amortization expense, software	199	147	478	343
Amortization of other intangible assets	10,378	10,329	31,025	30,890

Amortization of patented formulations capitalized to inventory	$(315)	$1,125	$513	$1,709
NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Accrued professional fees	$4,242	$3,187
Payroll liabilities	3,598	4,092
Accrued freight	2,707	3,283
Accrued inventory purchases	2,191	1,140
Accrued advertising	2,056	1,356
Deferred revenue	1,235	2,015
Other accrued expenses and current liabilities	1,129	1,220
Accrued interest	251	814
Accrued expenses and other current liabilities	$17,409	$17,107

NOTE 7 - LONG-TERM DEBT
The Company’s Long-Term Debt as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$664,875	$671,625
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(1)	—	—
Debt issuance costs	(7,775)	(8,854)
Total term loan debt	657,100	662,771
Less: Current portion	(6,750)	(8,438)
Long-term debt, net of debt issuance costs and current portion	$650,350	$654,333
(1) As of September 30, 2023 and December 31, 2022, the Company did not have outstanding amounts drawn on the 2022 Revolver, including letters of credit and swingline loan sub-facilities. As of September 30, 2023, the Company had $150 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding debt under the 2022 Term Loan Facility was 8.9% per annum as of September 30, 2023. The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) adjusted term SOFR plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) plus an additional interest rate spread.
Interest expense, net, inclusive of debt amortization, for the three months ended September 30, 2023 and September 30, 2022 was $9.5 million and $10.5 million respectively, and for the nine months ended September 30, 2023 and September 30, 2022 was $30.3 million and $30.7 million, respectively.
The fair value of the Company’s long-term debt is based on the market value of its long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of September 30, 2023, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $657.1 million, and the fair value of the Company’s long-term debt was $555.2 million. As of December 31, 2022, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $662.8 million, and the fair value of the Company’s long-term debt was $624.6 million.
The 2022 Credit Agreement includes, among other things, customary negative and affirmative covenants (including reporting, financial and maintenance covenants) and events of default (including a change of control) for facilities of this type. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. The Company was in compliance with its financial covenants on September 30, 2023 and December 31, 2022. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.
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
For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into Interest expense, net in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election.

The table below presents the fair value of the Company’s derivative financial instruments, which are classified within Other assets on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Fair value, interest rate cap asset	$4,545	$5,042
During the three and nine months ended September 30, 2023, the Company’s interest rate cap generated an unrecognized pre-tax loss of $0.7 million and a gain of $0.3 million, respectively, recorded in Accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. During the same periods, the Company also recognized a $1.3 million and $2.8 million reduction, respectively, in interest expense related to the Company’s receipt of funds as a result of an interest rate cap settlement with the Company’s counterparty, partially offset by $0.3 million and $0.8 million, respectively, of interest expense related to amortization of the interest rate cap premium paid by the Company in connection with the interest rate cap.
During each of the three and nine months ended September 30, 2022, the Company’s interest rate cap generated an unrecognized pre-tax gain of $2.4 million, recorded in Accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. During the same periods, the Company also recognized $0.1 million of interest expense related to amortization of the interest rate cap premium paid by the Company in connection with the interest rate cap.
The Company performed an initial effectiveness assessment on the interest rate cap and determined it to be an effective hedge of the cash flows related to the interest rate payments on the 2022 Term Loan Facility. The hedge is evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in Accumulated other comprehensive income and periodic settlements of the interest rate cap will be recorded in Interest expense, net along with the interest on amounts outstanding under the 2022 Term Loan Facility. Payment of the up-front premium of the interest rate cap is included within Other assets and liabilities within cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows.
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
NOTE 8 - EQUITY
During the nine months ended September 30, 2023, the Company issued 109,620 shares of its common stock upon vesting and settlement of net stock-settled SARs. The Company repurchased 83,501 of outstanding shares of its common stock for the net settlement of SARs for payment of taxes related to such SARs, which were accounted for as a share retirement.
Additionally, during the nine months ended September 30, 2023, the Company issued 4,606,867 shares of its common stock as a result of stock options exercised.
On August 2, 2023, the Company adopted the Amended and Restated 2020 Omnibus Equity Incentive Plan, effective September 27, 2021, which amended and restated the Penelope Holdings Corp. 2020 Omnibus Equity Incentive Plan (the "Original Plan") solely to reflect the Reorganization Transactions and the assumption by the Company of the Original Plan.
During the nine months ended September 30, 2022, the Company converted 886,950 cash-settled units into SARs, with a fair value liability of $1,632 reclassified from Accrued expenses and other current liabilities to Additional paid-in capital. The Company issued 117,180 shares of its common stock upon vesting and settlement of net stock-settled SARs. The Company repurchased 55,244 of outstanding shares of its common stock for the net settlement of SARs for payment of taxes related to such SARs, which were accounted for as a share retirement.
Additionally, during the nine months ended September 30, 2022, the Company issued 256,846 shares of its common stock as a result of stock options exercised.
NOTE 9 - RELATED PARTY TRANSACTIONS
In July 2020, the Company entered into an agreement with CI&T, an information technology and software company, in which certain investment funds affiliated with Advent International L.P., the holder of a majority of the Company’s common stock (collectively the “Advent Funds”), hold a greater than 10% equity interest. During the three months ended September 30, 2023, the Company did not make any payments to CI&T. During the nine months ended September 30, 2023, the Company paid CI&T $12. During the three and nine months ended September 30, 2022, the Company paid CI&T $153 and $179, respectively. The Company engaged CI&T for services related to the development, maintenance and enhancement of the Olaplex professional application, as well as other digital marketing services, all of which were negotiated on an arm’s length basis and on market terms.
Tax Receivable Agreement
In connection with the Reorganization Transactions, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Tax Receivable Agreement”. During the three months ended September 30, 2023, the Company did not make a payment to the Pre-IPO Stockholders. During the nine months ended September 30, 2023, the Company made a payment to the Pre-IPO Stockholders of $16.6 million as required pursuant to the terms of the Tax Receivable Agreement. During the three and nine months ended September 30, 2022, the Company made a payment to the Pre-IPO Stockholders of $4.2 million as required pursuant to the terms of the Tax Receivable Agreement.

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

Pending Legal Proceedings:
On November 17, 2022, a putative securities class action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, captioned Lilien v. Olaplex Holdings, Inc. et al., No. 2:22-cv-08395. A consolidated complaint was filed on April 28, 2023, which names as additional defendants the underwriters for the Company’s IPO and various stockholders that sold shares of common stock of the Company in the IPO. The action is brought on behalf of a putative class of purchasers of the Company’s common stock in or traceable to the Company’s IPO and asserts claims under Sections 11, 12, and 15 of the Securities Act of 1933. The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. The defendants moved to dismiss the consolidated complaint on July 19, 2023. The court held a hearing on the defendants’ motions to dismiss on October 16, 2023, and a decision has yet to issue. The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement regarding the claims asserted in this action. The Company intends to vigorously defend the pending lawsuit.
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
As of September 30, 2023 and December 31, 2022, the Company was not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

NOTE 11 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net income	$20,366	$60,763	$47,486	$210,439

Denominator:
Weighted average common shares outstanding – basic	654,702,392	649,099,780	653,603,665	648,963,625
Dilutive common equivalent shares from equity options	24,055,628	42,157,874	27,485,878	42,622,162
Weighted average common shares outstanding – diluted	678,758,020	691,257,654	681,089,543	691,585,787

Net income per share:
Basic	$0.03	$0.09	$0.07	$0.32
Diluted	$0.03	$0.09	$0.07	$0.30
Options to purchase 4,473,909 and 2,887,141 shares of the Company’s common stock for the three and nine months ended September 30, 2023, respectively, and options to purchase 1,275,337 and 1,170,756 shares of the Company’s common stock for the three and nine months ended September 30, 2022, respectively, were not included in the computation of diluted net income per share because the exercise prices of these options were greater than the average market price per share of the Company’s common stock for the applicable period, and therefore would have been anti-dilutive.

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
OLAPLEX disrupted and revolutionized the prestige hair care category by creating the bond-building space in 2014. We have grown from an initial assortment of three products sold exclusively through the professional channel to a broader suite of products offered through the professional, specialty retail and DTC channels that have been developed to address three key uses: treatment, maintenance and protection. Our patent-protected bond-building technology relinks disulfide bonds in human hair that are destroyed via chemical, thermal, mechanical, environmental and aging processes. Our current product portfolio comprises eighteen unique, complementary products specifically developed to provide a holistic regimen for hair health.
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
Business Environment & Trends
We continue to monitor the effects of the global macroeconomic environment, including the risk of recession, inflationary pressures, competitive products and discounting, currency volatility, rising interest rates, higher costs of raw materials, social and political issues, geopolitical tensions and regulatory matters. We also are mindful of inflationary pressures on our consumers, and are monitoring the impact that these inflationary pressures may have on consumer spending and preferences and inventory rebalancing at our customers in an increasingly competitive industry.
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
Overview of Third Quarter 2023 Financial Results
•Net sales decreased 30.0% from $176.5 million in the three months ended September 30, 2022 to $123.6 million in the three months ended September 30, 2023. For the three months ended September 30, 2023, net sales in our professional channel decreased 23.3%, our specialty retail channel decreased 41.8% and our DTC channel decreased 18.2%, in each case as compared to the three months ended September 30, 2022.
•Gross profit margin decreased from 73.6% in the three months ended September 30, 2022 to 67.6% in the three months ended September 30, 2023, primarily as a result of increased promotional allowance, an increased reserve for product obsolescence, and higher input costs for raw materials.
•Operating expenses for the three months ended September 30, 2023 increased by 13.8%, as compared to the three months ended September 30, 2022, primarily as a result of increased investments in sales and marketing, higher payroll due to workforce expansion, and higher employee benefit costs, partially offset by lower distribution and fulfillment costs incurred in the three months ended September 30, 2023.
•Operating income decreased from $88.7 million for the three months ended September 30, 2022 to $36.7 million for the three months ended September 30, 2023.
•Net income decreased from $60.8 million for the three months ended September 30, 2022 to $20.4 million for the three months ended September 30, 2023.

Overview of Year to Date 2023 Financial Results
•Net sales decreased 39.6% from $573.6 million in the nine months ended September 30, 2022 to $346.6 million in the nine months ended September 30, 2023. For the nine months ended September 30, 2023, net sales in our professional channel decreased 43.9%, our specialty retail channel decreased 46.8%, and our DTC channel decreased 19.3%, in each case as compared to the nine months ended September 30, 2022.
•Gross profit margin decreased from 74.5% in the nine months ended September 30, 2022 to 69.8% in the nine months ended September 30, 2023, primarily as a result of an increased reserve for product obsolescence, increased promotional allowance, and higher input costs for raw materials and warehousing.
•Operating expenses for the nine months ended September 30, 2023 increased by 36.9%, as compared to the nine months ended September 30, 2022, primarily as a result of increased investments in sales and marketing, higher professional fees, legal settlement costs, a one-time former distributor payment, payroll due to workforce expansion, and employee benefit costs, partially offset by lower distribution and fulfillment costs incurred in the nine months ended September 30, 2023.
•Operating income decreased from $317.3 million for the nine months ended September 30, 2022 to $91.1 million for the nine months ended September 30, 2023.
•Net income decreased from $210.4 million for the nine months ended September 30, 2022 to $47.5 million for the nine months ended September 30, 2023.
Results of operations
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income data for each of the periods presented:

	Three Months Ended September 30,
	2023		2022
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$123,555	100.0%	$176,454	100.0%
Cost of sales:
Cost of product (excluding amortization)	37,415	30.3	45,484	25.8
Amortization of patented formulations	2,592	2.1	1,142	0.6
Total cost of sales	40,007	32.4	46,626	26.4
Gross profit	83,548	67.6	129,828	73.6
Operating expenses:
Selling, general, and administrative	36,433	29.5	30,807	17.5
Amortization of other intangible assets	10,378	8.4	10,329	5.9
Total operating expenses	46,811	37.9	41,136	23.3
Operating income	36,737	29.7	88,692	50.3
Interest expense, net	(9,510)	(7.7)	(10,499)	(5.9)
Other expense, net	(970)	(0.8)	(2,251)	(1.3)
Income before provision for income taxes	26,257	21.3	75,942	43.0
Income tax provision	5,891	4.8	15,179	8.6
Net income	$20,366	16.5	$60,763	34.4
Net Sales
We distribute products in the U.S. and internationally through professional distributors in the salon channel, directly to retailers for sale in their physical stores and e-commerce sites, and DTC through sales to third party e-commerce customers and through our Olaplex.com websites. As such, our three business channels consist of professional, specialty retail and

DTC as follows:

(in thousands)	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net sales by Channel:
Professional	$48,289	$62,991	$(14,702)	(23.3)%
Specialty retail	43,159	74,191	(31,032)	(41.8)%
DTC	32,107	39,272	(7,165)	(18.2)%
Total Net sales	$123,555	$176,454	$(52,899)	(30.0)%
Total net sales declined 30.0% in the three months ended September 30, 2023 compared to the same period in 2022, primarily attributed to a lower level of demand. These impacts were partially offset by our launches of No. 5P Blonde Enhancer™ Toning Conditioner, Olaplex® Volumizing Blow Dry Mist, LASHBOND® Serum, which is our first hair care adjacent product, and No. 4D Clean Volume Detox Dry Shampoo, as well as the impact of new customers within each channel. Net sales declined primarily in the United States, Canada, the United Kingdom and Australia, partially offset by increases in South East Asia, the Middle East and Latin America.
Cost of Sales and Gross Profit

(in thousands)	For the Three Months Ended September 30,		$ Change	% Change
	2023	2022
Cost of sales	$40,007	$46,626	$(6,619)	(14.2)%
Gross profit	$83,548	$129,828	$(46,280)	(35.6)%
Our cost of sales decreased primarily due to declining product sales in the three months ended September 30, 2023. The Company also recorded write-off and disposal expenses of $1.6 million for the same period in 2022 as a result of regulation changes in the European Union. These decreases were partially offset by a $3.6 million inventory obsolescence reserve recorded during the three months ended September 30, 2023, and increases in cost of sales resulting from inflationary pressures.
As a result of the activity described above regarding Net sales and Cost of sales, our gross profit margin decreased from 73.6% in the three months ended September 30, 2022 to 67.6% in the three months ended September 30, 2023.
Operating Expenses

(in thousands)	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Selling, general, and administrative expenses	$36,433	$30,807	$5,626	18.3%
Amortization of other intangible assets	10,378	10,329	49	0.5%
Total operating expenses	$46,811	$41,136	$5,675	13.8%
The increase in selling, general and administrative expenses was primarily driven by an increase of $3.4 million in investments in sales and marketing, $2.9 million in payroll expenses driven by workforce expansion, and $0.7 million of employee benefit costs, partially offset by a $0.8 million decrease in distribution and fulfillment costs related to the decrease in product sales volume during the three months ended September 30, 2023.

Interest Expense, Net

(in thousands)	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Interest expense	$(14,692)	$(11,142)	$(3,550)	31.9%
Interest income	5,182	$643	$4,539	*
Interest expense, net	$(9,510)	$(10,499)	$989	(9.4)%
*Percent change not meaningful
Interest expense, net decreased due to a receipt of funds resulting from settlements of the Company's interest rate cap, partially offset by increased interest rates in response to the inflationary environment during the three months ended September 30, 2023. See “Liquidity and Capital Resources Requirements – Credit Facility” for additional information regarding our outstanding debt.
We also benefited during the three months ended September 30, 2023 from $5.2 million of interest income from highly liquid investments with a maturity of three months or less.
Other Expense, Net

(in thousands)	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Other expense, net	$(970)	$(2,251)	$1,281	(56.9)%
Other expense, net decreased primarily due to lower foreign currency transaction losses driven by the performance of the U.S. dollar.
Income Tax Provision

(in thousands)	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Income tax provision	$5,891	$15,179	$(9,288)	(61.2)%
Our effective tax rate was 22.4% for the three months ended September 30, 2023, as compared to 20.0% for the three months ended September 30, 2022. Our effective tax rate for the three months ended September 30, 2023 is higher than the statutory rate of 21% primarily due to the effect of state income taxes, partially offset by the foreign derived intangible income deduction ("FDII"), which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate. Our effective tax rate in the three months ended September 30, 2022 was lower than the statutory tax rate of 21% primarily due to the benefit associated with the FDII, partially offset by the net impact of state income taxes. The increase in the effective tax rate from the comparative prior three months period is primarily due to the impact in the quarter of updating to the annual effective tax rate.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income data for each of the periods presented:

	Nine Months Ended September 30,
	2023		2022
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$346,583	100.0%	$573,553	100.0%
Cost of sales:
Cost of product (excluding amortization)	98,431	28.4	140,999	24.6
Amortization of patented formulations	6,298	1.8	5,091	0.9
Total cost of sales	104,729	30.2	146,090	25.5
Gross profit	241,854	69.8	427,463	74.5
Operating expenses:
Selling, general, and administrative	119,770	34.6	79,232	13.8
Amortization of other intangible assets	31,025	9.0	30,890	5.4
Total operating expenses	150,795	43.5	110,122	19.2
Operating income	91,059	26.3	317,341	55.3
Interest expense, net	(30,259)	(8.7)	(30,653)	(5.3)
Other expense, net
Loss on extinguishment of debt	—	—	(18,803)	(3.3)
Other expense, net	(1,328)	(0.4)	(3,852)	(0.7)
Total other expense, net	(1,328)	(0.4)	(22,655)	(3.9)
Income before provision for income taxes	59,472	17.2	264,033	46.0
Income tax provision	11,986	3.5	53,594	9.3
Net income	$47,486	13.7	$210,439	36.7
Net Sales
Net sales by channel for the nine months ended September 30, 2023 and September 30, 2022 were as follows:

(in thousands)	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net sales by Channel:
Professional	$137,626	$245,539	$(107,913)	(43.9)%
Specialty retail	107,785	202,692	(94,907)	(46.8)%
DTC	101,172	125,322	(24,150)	(19.3)%
Total net sales	$346,583	$573,553	$(226,970)	(39.6)%
Total net sales declined 39.6% in the nine months ended September 30, 2023 compared to the same period in 2022, primarily attributed to a lower level of demand and inventory rebalancing, particularly within the Professional and Specialty Retail channels. The Company was also lapping $22.0 million of new product offering and $10 million of inventory pipeline to a key specialty retailer in the same period in 2022. These impacts were partially offset by our launches of LASHBOND® Serum, which is our first hair care adjacent product, No. 4D Clean Volume Detox Dry Shampoo, Olaplex®Volumizing Blow Dry Mist, and No. 5P Blonde Enhancer™ Toning Conditioner, as well as the impact of new customers within each channel. Net sales declined primarily in the United States, Canada and the United Kingdom, partially offset by increases in Southeast Asia and the Middle East.
Cost of Sales and Gross Profit

(in thousands)	For the Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Cost of sales	$104,729	$146,090	$(41,361)	(28.3)%
Gross profit	$241,854	$427,463	$(185,609)	(43.4)%

Our cost of sales decreased primarily due to declining product sales in the nine months ended September 30, 2023. The Company also recorded write-off and disposal expenses of $4.3 million and $1.6 million for the same period in 2022 as a result of regulation changes in the European Union. These decreases were partially offset by a $9.8 million reserve for product obsolescence recorded during the nine months ended September 30, 2023, and increases in cost of sales resulting from inflationary pressures.
As a result of the activity described above regarding Net sales and Cost of sales, our gross profit margin decreased from 74.5% in the nine months ended September 30, 2022 to 69.8% in the nine months ended September 30, 2023.
Operating Expenses

(in thousands)	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Selling, general, and administrative expenses	$119,770	$79,232	$40,538	51.2%
Amortization of other intangible assets	31,025	30,890	135	0.4%
Total operating expenses	$150,795	$110,122	$40,673	36.9%
Selling, general and administrative expenses increased primarily due to an increase of $26.2 million in investments in sales and marketing, payroll expenses of $8.0 million driven by workforce expansion, $6.5 million related to the combination of a one-time former distributor payment, professional expenses, and legal settlement costs, and increased employee benefit costs of $2.9 million, partially offset by a $3.5 million decrease in distribution and fulfillment costs related to the decrease in product sales volume during the nine months ended September 30, 2023.
Interest Expense, Net

(in thousands)	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Interest expense	$(43,283)	$(31,296)	$(11,987)	38.3%
Interest income	13,024	643	12,381	*
Interest expense, net	$(30,259)	$(30,653)	$394	(1.3)%
*Percent change not meaningful.
Interest expense, net remained flat during the nine months ended September 30, 2023. See “Liquidity and Capital Resources Requirements – Credit Facility” for additional information on our outstanding debt.
We also benefited during the nine months ended September 30, 2023 from $13.0 million of interest income from highly liquid investments with a maturity of three months or less.
Other (Expense), Net

(in thousands)	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Loss on extinguishment of debt	$—	$(18,803)	$18,803	—%
Other expense, net	(1,328)	$(3,852)	$2,524	(65.5)%
Total other expense, net	$(1,328)	$(22,655)	$21,327	(94.1)%
As a result of the refinancing of the 2020 Credit Agreement that occurred during the nine months ended September 30, 2022, we recorded an $18.8 million loss on extinguishment of debt in that period. Other expense, net decreased in the nine months ended September 30, 2023 primarily due to a decrease in foreign currency transaction losses driven by the performance of the U.S. dollar.

Income Tax Provision

(in thousands)	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Income tax provision	$11,986	$53,594	$(41,608)	(77.6)%
Our effective tax rate was 20.2% for the nine months ended September 30, 2023, as compared to 20.3% for the nine months ended September 30, 2022. Our effective tax rates for the nine months ended September 30, 2023 and 2022 are lower than the statutory tax rate of 21% primarily due to the benefit associated with the FDII, partially offset by the net impact of state income taxes.
Tax Receivable Agreement
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the blended state tax rate and allocation of U.S. versus foreign sourced income may impact the established liability and changes would be recorded to other income (expense) in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $205.6 million over the 13-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company. During the nine months ended September 30, 2023, the Company made a payment to the Pre-IPO Stockholders of $16.6 million as required pursuant to the terms of the Tax Receivable Agreement. During the three and nine months ended September 30, 2022, the Company made a payment to the Pre-IPO Stockholders of $4.2 million as required pursuant to the terms of the Tax Receivable Agreement. The remaining Tax Receivable Agreement payment obligation as of September 30, 2023 is $205.6 million, of which $189.4 million was recorded in long term liabilities and $16.2 million was recorded in current liabilities.
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
As of September 30, 2023, we had $429.6 million of cash and cash equivalents. In addition, as of September 30, 2023, we had borrowing capacity of $150.0 million under the 2022 Revolver, plus $114.8 million of working capital excluding cash and cash equivalents for a combined liquidity position of $694.4 million.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$128,497	$181,807
Investing activities	(2,902)	(1,712)
Financing activities	(18,817)	(117,084)
Net increase in cash and cash equivalents:	$106,778	$63,011
Operating Activities
The decrease in net cash provided by operating activities during the nine months ended September 30, 2023 compared to the same period in 2022 was primarily a result of a decrease in net income of $163.0 million, changes in working capital and adjusting items to Operating Cash Flows to reconcile to Net income from operations, and increases in inventory obsolescence, write-offs and disposal adjustments of $3.8 million, partially offset by the loss on extinguishment of debt of $18.8 million related to the refinancing of the 2020 Credit Agreement recorded in the nine months ended September 30, 2022.
Investing Activities
Our investing activities included purchases of product technologies, software, property and equipment during the nine months ended September 30, 2023 and 2022.
Financing Activities
Our financing activities for the nine months ended September 30, 2023 primarily consisted of cash outflows for payments on our long-term debt and debt issuance costs, payments to our pre-IPO stockholders pursuant to our Tax Receivable Agreement, and payments for shares withheld and retired for taxes and exercise price for SARs, partially offset by cash received by the Company from stock option exercises. For the nine months ended September 30, 2022, our financing activities primarily consisted of cash outflows for payments on our long-term debt and debt issuance costs, and payments for shares withheld and retired for taxes and exercise price for SARs, offset by proceeds from the issuance of the 2022 Credit Agreement.
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
2022 Credit Facility
As of September 30, 2023, we had outstanding indebtedness under the 2022 Credit Agreement of $664.9 million, of which $6.8 million was classified as current. As of September 30, 2023, we had $150.0 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding amounts under the 2022 Term Loan Facility was 8.9% per annum as of September 30, 2023. We have not drawn on the 2022 Revolver as of September 30, 2023. The 2022 Term Loan Facility is repayable in mandatory quarterly installments equal to $1.7 million, with the balance payable at maturity.

The 2022 Credit Agreement includes, among other things, customary negative and affirmative covenants (including reporting, financial, and maintenance covenants) and events of default (including a change of control) for facilities of this type. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. We were in compliance with our financial covenants on September 30, 2023 and December 31, 2022. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.
On August 11, 2022, we entered into an interest rate cap transaction in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, in order to limit its exposure to potential increases in future interest rates related to the 2022 Term Loan Facility. We have designated the interest rate cap as a cash-flow hedge for accounting purposes.
See “Note 7 Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Quarterly Report for additional information on our indebtedness and interest rate cap.
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
Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including revenue recognition, inventory, and the Tax Receivable Agreement, see our discussion for the year ended December 31, 2022 in the 2022 Form 10-K. There have been no material changes to these policies in the nine months ended September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of our business. This includes risk associated with interest rates, inflation and foreign exchange.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. When the reference rates under our 2022 Term Loan Facility increase, the interest payments we must make thereon also increase, which can impact our future earnings and cash flows. As of September 30, 2023, we had $664.9 million of outstanding variable rate loans under the 2022 Term Loan Facility. Based on our September 30, 2023 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $6.6 million over the next 12 months.
Interest Rate Cap
On August 11, 2022, we entered into an interest rate cap transaction (the “interest rate cap”) in connection with the 2022 Term Loan Facility, as more fully described in “Note 7 Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Quarterly Report. We use the interest rate cap to add stability to interest expense and to manage our exposure to interest rate movements. The fair value of the interest rate cap is measured at the end of each reporting period using observable inputs other than quoted prices. The fair value of the interest rate cap recorded in other assets at September 30, 2023 was $4.5 million. A hypothetical 50 basis point increase in interest rates would result in an increase to the fair value of the interest rate cap of approximately $1.1 million. A hypothetical 50 basis point decrease in interest rates would result in a decrease to the fair value of the interest rate cap of approximately $1.0 million.
Inflation
Inflationary factors such as increases in the cost to produce our products and overhead costs have adversely affected, and may continue to adversely affect, our operating results. During the three and nine months ended September 30, 2023, our gross profit margin was negatively impacted by increased input costs for raw materials. Sustained increases in warehousing costs, transportation costs, wages and raw material costs, or other inflationary pressures in the future, may have an adverse effect on our ability to maintain current levels of gross profit margin if the selling prices of our products do not increase with these increased costs, or if we cannot identify other cost efficiencies.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations in Effectiveness of Controls
Our management, including our interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
For detail on certain legal proceedings, see “Note 10 Contingencies - Pending Legal Proceedings” included in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1. Financial Statements of this Quarterly Report.
ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. For a detailed discussion of the risks that affect our business please refer to “Item 1A. – Risk Factors" in the 2022 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) During the three months ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1#
Letter Agreement dated July 10, 2023, by and between Olaplex Holdings, Inc. and John P. Bilbrey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2023 (File No. 001-40860)).

10.2#	Amended and Restated 2020 Omnibus Equity Incentive Plan
10.3
Manufacturing and Supply Agreement, dated August 4, 2023, by and between Olaplex, Inc. and Cosway Company Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2023 (File No. 001-40860)).

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

OLAPLEX HOLDINGS, INC.

	By:	/s/ John P. Bilbrey
November 7, 2023		Name:	John P. Bilbrey
		Title:	Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Tiziani
November 7, 2023		Name:	Eric Tiziani
		Title:	Chief Financial Officer
(Principal Financial Officer)