Form 10-K
period 2023-12-31
OLAPLEX HOLDINGS, INC.
filed 2024-02-29
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2023 was approximately $0.5 billion.
As of February 23, 2024, the registrant had 660,757,501 shares of common stock, par value $0.001 per share, outstanding.
1Olaplex Holdings, Inc. is a fully remote company. Accordingly, it does not maintain a principal executive office.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end of December 31, 2023, are incorporated by reference into Part III of this Annual Report.

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
The forward-looking statements in this Annual Report reflect our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operation. Examples of forward-looking statements include, among others, statements we make regarding: our financial position, sales and operating results; our business plans, strategies, investments and objectives; general economic and industry trends; our business prospects; our reputation and brand; our product technology and intellectual property; future product development and introduction, including entry into adjacent categories in hair care and other categories; growth and expansion opportunities, including expansion in existing markets and into new markets; our sales channels and omnichannel strategy; legal proceedings; changes in laws and regulations; future payments under our Tax Receivable Agreement; our customer base; our supply chain and global distribution network; our information technology and cybersecurity profile; our employees and culture; our operational capabilities; interest rate derivatives; and our expenses, inventory levels, other working capital, indebtedness and liquidity. Forward-looking statements are predictions based upon assumptions that may not prove to be accurate, and they are not guarantees of future performance. As such, you should not place significant reliance on our forward-looking statements. Neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, including any such statements taken from third party industry and market reports.
Forward-looking statements involve known and unknown risks, inherent uncertainties and other factors that are difficult to predict which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements, including, without limitation, the following:
•competition in the beauty industry;
•our ability to effectively maintain and promote a positive brand image, expand our brand awareness and maintain consumer confidence in the quality, safety and efficacy of our products;
•our ability to anticipate and respond to market trends and changes in consumer preferences and execute on our growth strategies and expansion opportunities, including with respect to new product introductions;
•our ability to accurately forecast customer and consumer demand for our products;
•our dependence on the success of our long-term strategic plan;
•our ability to limit the illegal distribution and sale by third parties of counterfeit versions of our products or the unauthorized diversion by third parties of our products;
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
•volatility of our stock price;
•our “controlled company” status and the influence of investment funds affiliated with Advent International, L.P. over us;
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

RISK FACTORS SUMMARY

An investment in our common stock involves risks. Investors should consider carefully the following risks, which are discussed more fully in “Item 1A. Risk Factors”, and all of the other information contained in this Annual Report before investing in our common stock. These risks include, but are not limited to, the following:
•The beauty industry is highly competitive, and if we are unable to compete effectively, our business, financial condition and results of operations could be adversely affected;
•Our brand is critical to our success. If we fail to maintain the value of our brand or our marketing efforts are not successful, our business, financial condition and results of operations would be adversely affected;
•If we are unable to anticipate and respond to market trends and changes in consumer preferences and successfully introduce new, innovative and high-quality products, our financial results could be adversely affected;
•Our success depends, in part, on the quality, efficacy and safety of our products;
•Our success depends, in part, on our ability to execute our long-term strategic plan;
•If we are unable to accurately forecast customer and consumer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected;
•The illegal distribution and sale by third parties of counterfeit versions of our products or the unauthorized diversion by third parties of our products could have an adverse effect on our net sales and a negative impact on our reputation and business;
•We depend on a limited number of customers for a large portion of our net sales;
•We may be affected by changes in consumer shopping preferences, shifts in distribution channels and changes in the salon and retail environments;
•Our products generally rely on a single or a limited number of manufacturers. The loss of manufacturers or shortages in the supply of raw materials or finished products could harm our business, prospects, results of operations, financial condition and cash flows;
•A disruption in our operations could adversely affect our business, financial condition and results of operations;
•We are subject to risks related to the global scope of our operations;
•We rely on the use of our, and our third-party service providers’, information technology. Any significant failure, inadequacy, interruption or data security incident impacting our information technology and websites, or those of our third-party service providers, could have an adverse effect on our business, prospects, results of operations, financial condition or cash flows;
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
•Our stock price may be volatile, and the value of our stock may decline;
•Investment funds affiliated with Advent International, L.P. own a significant percentage of our common stock and have significant influence over us;

•The Tax Receivable Agreement with our Pre-IPO Stockholders requires us to make cash payments to them and exposes us to certain risks;
•There may be sales of a substantial amount of our common stock, and these sales could cause the price of our common stock to fall;
•We are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC. As a result, we qualify for, and rely on, exemptions from certain corporate governance standards;
•A general economic downturn or disruption in business conditions may affect our business, including consumer purchases of discretionary items and the financial strength of our customers and consumers, which could adversely affect our financial condition and results of operations; and
•Our quarterly results of operations may fluctuate, and if our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and securities analysts, the trading price of our common stock may decline.

PART I

ITEM 1. BUSINESS
Company Overview
OLAPLEX is an innovative, science-enabled, technology-driven beauty company. Since our inception in 2014, we have focused on delivering effective, patent-protected and proven performance in the prestige hair care category.
We offer science-backed solutions that are designed to improve hair health and are trusted by stylists and consumers. We identify our consumers’ most relevant hair care concerns in collaboration with our passionate and highly engaged community of professional hairstylists and consumers and strive to address them through our proprietary technology and innovation capabilities.
Our Products
OLAPLEX disrupted and revolutionized the prestige hair care category by creating the bond-building space in 2014. We have grown from an initial offering of three products sold exclusively through the professional channel to a broader suite of products offered through the professional, specialty retail and Direct to Consumer (“DTC”) channels that have been strategically developed to address three key uses: treatment, maintenance and protection. Our current product portfolio is comprised of seventeen unique and complementary products specifically developed to provide a holistic regimen for hair health. Additionally, we recently expanded into our first hair care adjacent market with LASHBOND® Building Serum, our eyelash enhancing serum formulated to promote the appearance of thicker, longer, stronger, full volume lashes. Our proprietary, patent-protected ingredient, Bis-aminopropyl diglycol dimaleate (“Bis-amino”), serves as a key differentiator in our ability to create trusted, high-quality products. Underpinning our product range is a portfolio of more than 160 worldwide patents which protects our proprietary technology. Our patent claims are broadly drafted and include claims covering applications across adjacent categories in hair care and also other categories such as skin care and nail health.

Professional Products
Our current professional hair health platform consists of four products that can be purchased and applied only by professional hairstylists: No. 1 Bond Multiplier®, No. 2 Bond Perfector®, Olaplex® 4-in-1 Moisture Mask and Olaplex® Broad Spectrum Chelating Treatment. These products often serve as an introduction to our brand and a gateway to the remainder of our products that can be used both at home and in the salon.
Retail Products
Our current retail hair health platform consists of fourteen products that can be purchased by consumers, through their professional stylist, retail partners or directly through Olaplex.com. for at home use, or by professional hairstylists for use in the salon. These include: No. 0 Intensive Bond Building™ Hair Treatment, No. 3 Hair Perfector®, No. 4 Bond Maintenance® Shampoo, No. 4P Blonde Enhancer™ Toning Shampoo, No. 4C Bond Maintenance® Clarifying Shampoo, No. 4D Clean Volume Detox Dry Shampoo, No. 5 Bond Maintenance® Conditioner, No. 5P Blonde Enhancer™ Toning Conditioner, No. 6 Bond Smoother®, No. 7 Bonding Oil™, No. 8 Bond Intense™ Moisture Mask, No. 9 Bond Protector™ Nourishing Hair Serum, Olaplex® Volumizing Blow Dry Mist and our first hair adjacency product LASHBOND® Building Serum.

Our Channels
We believe that a key differentiator of OLAPLEX is our synergistic omnichannel strategy. Our three sales channels, Professional, Specialty Retail, and Direct-to-Consumer, work together to reinforce relationships with current customers and introduce our products to an expanded potential customer base.

Professional Channel Rooted in our Professional Hairstylist Community
In our professional channel, our products are sold primarily through wholesale beauty supply distributors who then sell those products to professional beauty industry outlets, such as professional beauty supply stores, salons and licensed professional hairstylists, for use in the salon or for professional hairstylists to sell to consumers for use at home. In 2023, we sold our products through over 115 professional distributors. Where permitted by law, our international distributors generally may only sell our products to professional beauty industry outlets in specific territories, with some having the exclusive right to sell our products in the territory. Our agreements with professional beauty distributors also typically contain minimum purchase and sell-through requirements and prohibit the distributor from selling products deemed competitive with ours.
Specialty Retail Channel Focused on Reaching Consumers
Our specialty retail customers include specialty retailers with online and/or brick and mortar presences. In 2023, we sold our products through approximately 60 retailers in more than 20 countries throughout the world.
Direct to Consumer Channel Leveraging our Digital Capabilities
We sell our products directly to consumers through our branded website, Olaplex.com, and third-party e-commerce platforms, including Amazon and pure play beauty and wellness partners.
Innovation
We believe that one of the key differentiators of our business is a powerful innovation platform. We conduct research in our OLAPLEX laboratory and employ a dedicated in-house research and development team, which includes scientists, product and packaging innovation specialists, and regulatory and compliance experts. We also incorporate feedback from our community of professional hairstylists and consumers to better understand their respective needs. These insights, combined with the efforts of our in-house research and development team, independent third party laboratory testing, and real-world salon testing, create a virtuous feedback loop. We develop our products in our laboratory and in partnership with national co-manufacturers, universities, and biotech companies to remain on the cutting edge of beauty technology. As our business continues to grow globally, we intend to focus on developing proprietary new technologies, improving existing products and exploring adjacent categories in hair care and other categories.

We do not perform, nor do we commission any third parties on our behalf to perform, testing of our products or ingredients on animals.
Our principal research and development center is located in the U.S. See “Item 2. Properties”.
Marketing
Our strategy to market and showcase our products begins with our omnichannel platform across the professional, specialty retail and DTC channels. In our professional channel, we market our products using educational seminars on our products’ application methods and consumer benefits. We have a dedicated portal on our website for professional customers to purchase and learn more about our products and have developed a mobile app for our professional community that serves as a resource on our brand and products and offers us the opportunity to more directly engage with professional hairstylists about our products. In addition, we use professional trade advertising, social media and other primarily digital marketing to communicate to professional hairstylists and consumers the quality and performance characteristics of our products.
In our specialty retail channel, we support our authorized retailers to drive in-store and e-commerce sales of our products, and we work with them to ensure the optimal presentation of our products in their stores or on their e-commerce sites. Advertising activities, in-store displays and online navigation are designed to attract new consumers, build demand and loyalty and introduce existing consumers to other product offerings. Our marketing efforts also benefit from cooperative advertising programs, loyalty programs, and sampling programs with some retailers.
In our DTC channel, our digital first approach to performance marketing is designed to offer best-in-class customer experience on Olaplex.com, from improving load times and site navigation to enhancing digital brand assets and improving the check-out experience, all of which is designed to increase brand awareness, site traffic and conversion.
In addition, top celebrity professional hairstylists and colorists from around the world serve as Olaplex brand ambassadors. These brand ambassadors help market our brand through educational events, social media and other publicity.
Our Customers
Our strategy is to build and maintain strong customer relationships globally, and we have over 225 customers across our omnichannel sales platform. Our products are sold in more than 100 countries across the world. A small amount of the Company’s customers have net sales exceeding 10% of total net sales. During the year ended December 31, 2023, two of the Company’s customers represented 21% of the Company’s total net sales, in aggregate. During the year ended December 31, 2022, one customer represented 16% of the Company’s total net sales. During the year ended December 31, 2021, two of the Company’s customers represented 25% of the Company’s total net sales in aggregate.
In 2023, approximately 45% of our net sales were generated in the U.S. and approximately 55% of our net sales were international, based on the shipping address on record for the customer purchasing our products. However, the majority of net sales are transacted in U.S. Dollars, our functional and reporting currency.
Supply Chain and Global Distribution Network
We believe that we have developed a flexible and resilient third-party supply chain that is capable of supporting long-term growth at scale. A core tenet of our supply chain strategy is leveraging strong relationships with our manufacturers and logistics partners to create an expansive supply network that is designed to provide ample capacity without requiring significant additional capital investment.
Our finished products are manufactured in the U.S. and Europe by five manufacturers. Three of these manufacturers are located in the U.S., one is located in Europe, and one maintains facilities in the U.S. and Europe. Cosway Company Inc. (“Cosway”) manufactures products that accounted for more than 61% of our net sales and 32% of our inventory product purchases in 2023.
We utilize third parties with key operational facilities located inside and outside the U.S. to warehouse and distribute our products for sale throughout the world. We believe that our manufacturing and distribution network is sufficient to meet anticipated demand. In addition, we have disaster recovery programs in place with certain of our key suppliers that allow for shifting of manufacturing capacity if necessary to account for disruptions due to natural disasters and other events outside of our or their control. We continue to implement improvements in capacity, technology, resiliency, and productivity and to align our manufacturing and distribution capabilities with anticipated regional and international sales demand and expansion of our customer base in targeted geographies.
Seasonality
Our results of operations typically are slightly higher in the second half of the fiscal year due to increased levels of purchasing by consumers for special and holiday events and by retailers for the end of year holiday selling season. However, fluctuations in net sales in any fiscal quarter may be attributable to a number of other factors, including macroeconomic factors, competitive activity, the level and scope of new product introductions or promotional activities of our customers, which may impact their order placement and receipt of goods.
Competition
Competition in the beauty industry is based on a variety of factors, including innovation, product efficacy, accessible pricing, brand recognition and loyalty, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce initiatives, sustainability and other activities. Our competitors include Estee Lauder, Henkel AG & Co. KGaA, Kao Corporation, L’Oreal S.A. and Unilever. We also face competition from a number of independent brands. Certain of our competitors also have ownership interests in third parties that are our customers.
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
As of December 31, 2023, we owned over 400 trademark registrations and applications globally. Our flagship trademark is OLAPLEX. We seek to register our OLAPLEX mark in all jurisdictions where we do business. In addition, as of December 31, 2023, we owned over 160 issued patents worldwide, including 16 U.S. patents, and over 42 pending patent applications worldwide. During the year ended December 31, 2023, we filed 115 new trademark applications and were granted 69 new trademark registrations. We also filed six new patent applications and were issued ten new patents.
Our patent portfolio includes families of patents that include approximately 100 granted patents with claims that cover Olaplex's product line and their use and claims that cover other hair care, nail and skincare products and/or their uses that utilize similar mechanisms to Olaplex's proprietary technology. The patents issued in these families have been granted in the U.S., Australia, throughout Europe, Brazil, Canada, Israel, New Zealand and Japan. The patents in these families are generally expected to expire in 2034. Any additional patents that grant from pending applications in these patent families would also be expected to expire in 2034.
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
For more information, see “Risk Factors— Risks Related to Intellectual Property Matters.”
Commitment to Social and Environmental Consciousness
We believe our responsibility extends beyond our products that contribute to healthier hair. We continue to evaluate the impact we have on our environment and communities in an effort to further integrate sustainability and social impact into our strategy and business operations. In 2023 we completed our initial double materiality assessment of various Environmental, Social and Governance factors relevant to the Company. This assessment, which incorporates feedback from several of our stakeholder groups, will be used by us to develop our multi-year Environmental, Social and Governance strategy.
•Environmental Sustainability. Our cruelty-free, non-toxic formulas are free of Parabens, Sodium Lauryl Sulfate “SLS”, Sodium Lauryl Ether Sulfate “SLES”, Phthalates and Phosphates. From our early days we have also limited the use of secondary packaging for our products. We estimate that between 2015 to 2023 we avoided the use of approximately 8.5 million pounds of paper packaging, which we estimate prevented approximately 68 million pounds of greenhouse gas from being emitted into the environment, conserved approximately 111 million gallons of water and saved approximately 85,000 trees from deforestation. We have also partnered with a leading sustainability rating provider to assess the sustainability practices of our third party manufacturing and logistics partners.
•Charitable donations. In March 2022, we introduced the Shopping Gives program to our website. Shopping Gives is a charitable initiative whereby we donate $1 for every order that a retail or professional customer places, at no additional cost to the customer. Customers can choose from a list of causes to benefit from their purchase.
•Supporting Small Businesses. We are invested in the success of our professional hairstylist community as their businesses grow alongside ours. We are especially focused on providing support to the small business community and minority professional hairstylists. Currently, the majority of our salon community is made up of small businesses and a meaningful percentage of our professional hairstylists identify as racial or ethnic minorities.

Employees and Human Capital Resources
Employees
As of December 31, 2023, Olaplex employed 233 employees and leveraged contractors to supplement work in areas such as technology, operations and accounting. We do not have any employees governed by a union. We utilize professional employer organizations (“PEOs”), who serve as the employer of record of our U.S. employees and, depending on the jurisdiction, administer certain of our human resources, payroll and employee benefits functions.
Culture
We believe our commitment to our heritage in the prestige hair care category and encouragement of our employees to bring their whole self to work has created a culture that is paramount to our success. We are passionate about what we do, how our products impact lives and what our brand means to our community.
Diversity, Equity and Inclusion
We believe it is important that our employees reflect the diversity of our professional hairstylist and consumer communities, and our focus on diversity, equity and inclusion remains a key differentiator in both our consumer strategy and internal culture. Our current Olaplex employees include former professional hairstylists whose unique perspectives and insights have helped us better understand our diverse consumer base and what matters to them. As a result of our efforts, we have created a diverse workplace environment where 78% of our employees identify as female and 39% identify as non-white as of December 31, 2023. Additionally, eight of the eleven members of our board of directors (the “Board of Directors”) identify as female. We know through experience that different ideas, perspectives and backgrounds create a stronger and more creative work environment that can deliver better results.
In January 2021, we established DEI Champions within the Company who reinforce our collective commitment to foster a diverse, equitable and inclusive culture. Their roles are to identify opportunities to further engage our teammates through training and education, encouraging candid conversations and leading by example. The team is led by a diverse group of six individual volunteers across different departments and tenures.

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
In addition, the FDA requires that cosmetic labeling and claims be truthful and not misleading. Moreover, cosmetics may not be marketed or labeled for their use in treating, preventing, mitigating, or curing disease or other conditions or in affecting the structure or function of the body, as such claims would cause the products to be drugs and subject to regulation as drugs. The FDA has issued warning letters to cosmetic companies alleging improper drug claims regarding their cosmetic products, including, for example, product claims regarding hair growth or preventing hair loss. In addition to FDA requirements, the FTC and state consumer protection laws and regulations can subject a cosmetics company to a range of requirements and theories of liability, including similar standards regarding false and misleading product claims, under which FTC or state enforcement or class-action lawsuits may be brought.
The Modernization of Cosmetics Regulation Act (“MoCRA”), signed into law on December 29, 2022, will expand the FDA’s regulatory oversight of cosmetics as its provisions become effective. MoCRA requires, among other things, that manufacturers of cosmetics products report serious adverse events associated with their cosmetic products to the FDA. It will further require such manufacturers to register their facilities and list their cosmetic products with the FDA, maintain for FDA review records demonstrating adequate substantiation of cosmetic product safety, and comply with Good Manufacturing Practice (“GMP”) regulations for cosmetic products, although the FDA is still developing and promulgating rules and regulations to implement these requirements. MoCRA also grants the FDA authority to issue mandatory recalls of cosmetic products that pose a risk of serious adverse health consequences.
The FDA monitors compliance of cosmetic products through reports it receives about adverse events, other market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products are not manufactured under insanitary conditions or labeled in a false or misleading manner. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies any violation of FDA regulation, the FDA may request or a manufacturer may independently decide to conduct a recall or market withdrawal of product or to make changes to its manufacturing processes, product formulations or labels.
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
Comprehensive U.S. state privacy laws are also in operation or going into operation in several U.S. states and require many companies that process personal information, including us, to make disclosures to consumers about their data collection, use and sharing practices. In some instances, these laws allow individuals to request access to, or correction or deletion of, their personal information, as well as to opt out of the sale, or sharing for cross-context behavioral advertising purposes, of such information to third parties, or to opt out of the processing of their personal information for targeted advertising or certain automated decision making and profiling activities. Certain of these laws also require companies, including us, to obtain prior opt-in consent to the processing of specified sensitive personal information or to provide the opportunity to limit the use or disclosure of such information in certain circumstances.
Available Information
Our Internet address is www.Olaplex.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Investors should carefully consider the following information about these risks, together with the other information contained in this Annual Report. The risks described below are those that we believe are the material risks that we face. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, and the trading price of our common stock could decline. Some of the following risks and uncertainties are, and will be, exacerbated by any worsening of the global business and economic environment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, prospects, operating results or financial condition. See “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report.
Risks Related to Our Business
The beauty industry is highly competitive, and if we are unable to compete effectively, our business, financial condition and results of operations could be adversely affected.
We face increased competition in the beauty industry from companies throughout the world, including multinational consumer product companies and new independent beauty brands. Some of our competitors have greater resources than we do and may be able to better respond to changing business and economic conditions and compete in distribution channels or territories where we are less represented. Certain of our competitors have and may continue to attempt to gain market share by offering products at prices at or below the prices at which our products are typically offered, including through the use of discounts or other promotions, or by marketing their products as lower cost or as more effective versions of certain of our products. Competition in the beauty industry is based on a variety of factors, including innovation, product efficacy, accessible pricing, brand recognition and loyalty, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce initiatives, sustainability and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas. In addition, as we expand into adjacent or other categories, we have faced, and will continue to face, different and, in some cases, more formidable competition.
Our ability to compete depends on a number of factors, including the continued strength of our brand and quality of our products, our ability to attract and retain key personnel, the success of our marketing and innovation strategies, our ability to execute our strategic plan, the successful management of new product introductions and innovations, the influence of our brand ambassadors and brand advocates, the efficiency of our third-party manufacturing facilities and distribution network, our relationships with our key customers and professional hairstylists, and our ability to maintain and protect our intellectual property and other rights used in our business. In addition, certain of our competitors have ownership interests in third parties that are customers of ours, and, as a result, such customers may have an interest in promoting theses competing brands over our products. Our inability to continue to compete effectively would have an adverse effect on our business, financial condition and results of operations.
Our brand is critical to our success. If we fail to maintain the value of our brand or our marketing efforts are not successful, our business, financial condition and results of operations would be adversely affected.
Maintaining, promoting and positioning our brand depends largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality products. Our brand and reputation are adversely affected by negative publicity, and a failure to deliver innovative and high-quality products would also tarnish our public image. In addition, our brand and reputation could be adversely affected if we engage in discounting or promotional activities that negatively impact consumers’ perceptions of the prestige nature of our products. We have made significant investments in sales and marketing, including investments designed to enhance our educational efforts, increase our interactions with our professional hairstylist and consumer communities, and attract new customers and consumers, and we expect to continue to make significant investments to promote our brand and our products. However, our brand development strategies and investments may not increase the recognition of our brand or increase revenues. If we are unable to preserve our brand reputation, enhance our brand recognition or increase positive awareness of our products, we may not attract or engage customers and consumers or be able to expand our business, which would negatively impact our business, financial condition and results of operations.
We frequently use third-party digital and social media platforms to raise awareness of our brand and engage with our professional hairstylist and consumer communities. We also partner with brand ambassadors and brand advocates who promote and market our products, participate in product launches, engage with our professional hairstylist and consumer communities and educate them about our products. If we are unable to cost-effectively develop and continuously improve our consumer-facing presence on existing, evolving or new digital and social media platforms, including adapting to changing algorithms or other developments in such platforms that are outside of our control, our ability to acquire new and retain existing customers and consumers may suffer, and we may not be able to provide a convenient and consistent experience to our professional hairstylists and consumers across sales channels. This could negatively affect our ability to compete with other companies and result in diminished loyalty to our brand and decreased sales.
The use of social media by us, our brand ambassadors, our brand advocates and our consumers carries the risk that our image and reputation could be negatively impacted. Negative commentary or false statements disseminated by others about the brand, the safety and efficacy of our products, our brand ambassadors and brand advocates and other third parties who are affiliated with us have been, and may in the future be, posted on social media platforms. Social media and other consumer-oriented technologies has increased the speed and reach of information dissemination, and our target consumers often act on such information without further investigation into its accuracy. The harm to our brand and reputation resulting from the dissemination of negative commentary and false statements may be immediate and has had, and may in the future have, an adverse effect on our ability to attract and engage customers and consumers and on our business, financial condition and results of operations.
Our ability to maintain relationships with our existing ambassadors and advocates and to identify new ambassadors and advocates is critical to expanding and maintaining awareness of our brand and our customer and consumer base. As our market becomes increasingly competitive and as we expand internationally, recruiting and maintaining new ambassadors and advocates may become increasingly difficult and costly. In addition, our ambassadors or advocates could engage in behavior or use their platforms in a manner that reflects poorly on our brand or is in violation of applicable platform terms of service, laws or regulations, including with respect to product or marketing claims. These actions may be attributed to us or could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties.
If we are unable to anticipate and respond to market trends and changes in consumer preferences and successfully introduce new, innovative and high-quality products, our financial results could be adversely affected.
Our continued success depends on our ability to anticipate, gauge and react in a timely, effective manner to changes in consumer tastes for hair care and other beauty products and attitudes toward our industry and brand. We must continually work to maintain and enhance the recognition and reputation of our brand, develop, manufacture and market new products, maintain and adapt to existing and emerging distribution channels, successfully manage our inventories and modernize and refine our approach as to how and where we market and sell our products. Our new products and innovations on existing products may not receive the same level of consumer acceptance as our products have in the past.
Consumer tastes and preferences cannot be predicted with certainty and can change rapidly. This risk is increased by the use of digital and social media by consumers and the speed by which information and opinions are shared. Even if we are successful in anticipating consumer needs and preferences, our ability to timely and adequately respond to those needs and preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products and maintain our distinctive brand identity as we expand the range of products we offer. The acceptance of new product launches and other product innovations may not be as high as we anticipate due to factors including lack of acceptance of the products themselves, the price of the products or the strengths of our competitors. In addition, our ability to launch new products would be limited by delays or difficulties affecting the ability of our suppliers or manufacturers to timely manufacture, distribute and ship new products or displays for new products. Sales of new products would be affected by our ability to execute our marketing strategies, inventory management by our retail customers, and by product shortages or limitations in retail display space by our retail customers. We may also experience a decrease in sales of certain existing products as a result of newly launched products, the impact of which could be exacerbated by shelf space limitations or any shelf space loss. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition and results of operations. Further, new product innovation may place a strain on our employees and our financial resources, including incurring expenses in connection with product innovation, development and marketing that are not subsequently supported by a sufficient level of sales.
As part of our ongoing business strategy, we may continue to expand our product launches into adjacent categories in hair care and other categories. The success of such product launches could be hampered by our relative inexperience operating in such categories, the strength of our competitors in such categories or any of the other risks described elsewhere in this “Risk Factors” section. Our failure to anticipate and effectively respond to changing consumer preferences and trends in the market for our products or to effectively introduce new products in our traditional product categories, new products in adjacent or other categories or innovations on existing products that appeal to consumers, or the introduction by our competitors of similar products in a more timely fashion, could lead to, among other things, lower sales, excess inventory or inventory shortages, markdowns and write-offs and diminished brand loyalty, and our business, financial condition and results of operations could suffer.
These risks have been and may continue to be exacerbated by the current macroeconomic environment. Consumer spending habits and confidence have shifted and may continue to change in light of inflationary pressures and other risks described elsewhere in this “Risk Factors” section.
Our success depends, in part, on the quality, efficacy and safety of our products.
Any loss of confidence on the part of our customers or consumers in the safety or quality of our products, including the ingredients used in our products, whether actual or perceived, or inclusion of ingredients that are regulated in certain jurisdictions, could harm our brand image and reputation and could cause consumers to choose other products. Regardless of their merit, allegations of adverse effects on product safety or suitability for use by particular consumers have harmed our brand and our reputation and had an adverse impact on our sales. Such allegations, even if untrue, could also lead to increased scrutiny or enforcement action from regulatory authorities or cause us to stop selling or recall our products, which could adversely affect our business and financial results. For example, in February 2023, a complaint alleging personal and economic injury, and asserting claims for breach of warranty, negligence/gross negligence, products liability, unjust enrichment, and violations of California False Advertising Law and Unfair Competition Law, was filed against us. The plaintiffs alleged that certain ingredients used in some Company products had purportedly caused irritation or posed a hazard to consumers, and that the Company engaged in misrepresentation with respect to those products. For more information, see “Item 3. Legal Proceedings.” While the plaintiff’s claims were dismissed without prejudice in July 2023, we may be subject to additional claims in the future, whether from those plaintiffs or other consumers. Such claimants may assert that our products fail to meet quality or manufacturing specifications and standards, violate applicable laws or regulations, contain contaminants, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects, or that our product claims, instructions or marketing are false and misleading. Product-related claims or class action lawsuits increase our costs and could divert the attention of our management, which could adversely affect our business and financial results. As we continue to offer an increasing number of new products, our product-related claims risk may increase. Our insurance policies may not cover any or all of the resulting financial losses or broader damage to our reputation.
If our products are found or believed to be defective or unsafe, our product claims are found to be deceptive, or our products otherwise fail to meet our consumers’ expectations, our relationships with customers or consumers could suffer, the appeal of our brand could be diminished, and we could lose sales and become subject to liability or claims, any of which could result in a material adverse effect on our business.
Our success depends, in part, on our ability to execute our long-term strategic plan.
Our future growth and revenue depend upon our ability to successfully implement our long-term strategic plan. Achieving our long-term strategic plan will require investment in new capabilities, products, technologies and emerging markets, as well as in efforts to increase recognition of our brand and market penetration. These investments may not be successful, and may also result in short-term costs without associated current sales and, therefore, may be dilutive to our earnings.
Our growth has in the past, and may in the future, strain our ability to effectively manage our operations, as it requires us to expand our management team, sales and marketing, product development and logistics and distribution functions. Growth may require us to further upgrade our management information systems, internal processes and procedures and technology, including with respect to use of new or advancing technologies such as artificial intelligence (“AI”). It also requires us to obtain sufficient raw materials and manufacturing capacity and additional operational capabilities and facilities to warehouse and distribute our products, particularly as we continue to expand internationally. Ineffective execution to support growth could result in, among other things, product delays or shortages, operating errors, outages, inadequate customer service, inappropriate claims or promotions by our marketing team or brand ambassadors and governmental inquires and investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses. Expansion into new international markets may create operating difficulties in managing our business across numerous jurisdictions and ultimately may not be successful, which could result in slower revenue growth, higher operating costs and lower margins than anticipated and could impair our ability to enter into additional new markets. In addition, we need to continue to attract and develop qualified management personnel to sustain growth. If we are not able to successfully retain and develop existing personnel and identify, hire and integrate new personnel, our business, financial condition and results of operations would be adversely affected.
We have expanded our operations rapidly since our inception in 2014. Our historical growth should not be considered as indicative of our future performance.
If we are unable to accurately forecast customer and consumer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.
We base our current and future inventory needs and expense levels on our operating forecasts, forecasts of expected future purchasing activity from certain of our customers and our own estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our manufacturers and suppliers based on our estimates of future demand for particular products. Failure to accurately forecast demand for new or existing products has resulted in, and may in the future result in, inefficient or excess inventory supply or increased costs. For example, we experienced a slowdown in sales momentum during the second half of 2022 and fiscal year 2023, in part, due to inventory rebalancing across certain of our customers. Inventory levels in excess of customer demand has resulted in inventory write-downs or write-offs and may result in the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and prestige nature of our brand. Further, lower than forecasted demand may result in excess manufacturing capacity, increased inventory storage expenses and reduced manufacturing efficiencies, which would result in lower margins. Conversely, if we underestimate customer demand, including as a result of unanticipated growth and the launch of new products, our manufacturers and suppliers may not be able to deliver products to meet our requirements, and we may incur higher costs in order to secure the necessary production capacity or additional or expedited shipping. An inability to meet customer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, prospects, results of operations, financial condition and cash flows.
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
Third parties illegally distribute and sell counterfeit versions of our products. We believe these counterfeit products are inferior to our authentic products and could pose safety risks that our authentic products would not otherwise present to consumers. Consumers could confuse counterfeit products with our authentic products, which could damage or diminish the image, reputation and value of our brand and cause consumers to refrain from purchasing our products in the future.
Products sold to professional salon distributors are meant to be sold to and used exclusively by salons and salon professionals or sold exclusively to the retail consumers of these salons. Our products have been and may continue to be sold to sales outlets other than the intended salons and salon professionals, such as to general merchandise retailers or unapproved outlets. Diverted products sold in such unapproved outlets may impact consumers’ perceptions of the prestige nature of our products. Further, in some instances, these diverted products may be old, damaged or otherwise adulterated. Diversion may result in lower net sales of our products if consumers purchase diverted products or choose to purchase products manufactured or sold by our competitors because of any perceived damage or diminishment to the image, reputation or value of our brand resulting from such diversion.
We depend on a limited number of customers for a large portion of our net sales.
We expect that certain of our largest customers in 2023 will continue to account for a substantial portion of our net sales for the foreseeable future. The loss of a significant customer, a shift in the level of support for our brand by any of these customers, or any significant decrease in sales to these customers, including as a result of the restructuring or bankruptcy of one of our customers, consolidation among such customers, retail store closures, decrease in consumer demand or other factors, could reduce our net sales and operating income, lead to a decrease in customer confidence in our brand and cause a loss of other customers, and therefore could have an adverse effect on our business, financial condition and cash flows.
We may be affected by changes in consumer shopping preferences, shifts in distribution channels and changes in the salon and retail environments.
Our omnichannel sales platform consists of our Professional, Specialty Retail and Direct-To-Consumer channels. From time to time, our financial performance in certain of these channels may fluctuate relative to others, and our international expansion strategy may prioritize certain of these channels based on the market dynamics in a particular jurisdiction. If such a situation persists or one or more channels fails to perform as expected, there could be an adverse effect on our business.
Our Professional channel depends on our engagement with professional hairstylists and our reputation and brand image within the professional hairstylist community. Negative perceptions of our brand by the professional hairstylist community have had an adverse effect on our Professional channel. In addition, our Professional channel is impacted by consumer demand for salon treatments and changes to the salon environment, and our professional hairstylist customers have limited their product supply when demand for salon treatments decreases. Further, there may be consolidation of the salon market. If consolidation leads to customers gaining purchasing power, we may need to reduce the cost of our products, which would have an impact on our earnings. Consolidation among our customers may also increase the risk of customer concentration.
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
Our products generally rely on a single or a limited number of manufacturers. The loss of manufacturers or shortages in the supply of raw materials or finished products could harm our business, prospects, results of operations, financial condition and cash flows.
Our products generally rely on a single or a limited number of manufacturers. We acquire raw materials, components and packaging from third-party suppliers, and our finished products are manufactured by five third-party manufacturers. One company, Cosway, manufactures products that accounted for more than 61% of our net sales and 32% of our inventory product purchases in 2023. While we have engaged and expect to continue to engage additional third-party manufacturers, engaging a new manufacturer involves risks and costs, including additional due diligence, investment and oversight, and may not ultimately be successful. Any new manufacturer may not have the same capacity to provide us finished product as our current manufacturers provide us. The failure to secure sufficient manufacturing capabilities from third parties could have a material adverse effect on our business, financial condition and results of operations.
A principal raw material for our products is our patented ingredient, Bis-amino. The other primary raw materials used in our products include essential oils and specialty ingredients. In the past, we have been able to obtain an adequate supply of our essential raw materials, and we currently believe we have an adequate supply for virtually all components of our products, including Bis-amino. However, we have encountered and may in the future encounter supply issues with raw materials due to increases in global demand and limited supply capacity, or other supply disruptions, as well as fluctuations in the cost of raw materials. Sustained increases in raw material costs or other inflationary pressures in the future may have an adverse effect on our ability to maintain current operating margins. Further, while we attempt to reduce our exposure to fluctuations in the price of raw materials through contractual arrangements with our suppliers, we may not accurately forecast prices and therefore may at times pay more than prevailing market rates.
If any of our third-party suppliers cease to perform their obligations under our current contractual arrangements or terminate such arrangements, we may need to find alternative sources of supply, and these new manufacturers or suppliers may have to be qualified under applicable industry, governmental and Company-mandated vendor standards, which can require additional investment and be time-consuming. In addition, if we experience supply shortages, price increases, quality control concerns, disruption in transportation, warehousing or other necessary services, or regulatory impediments with respect to raw materials, ingredients, components or packaging we use for our products, we may need to seek alternative supplies or suppliers. We cannot guarantee that we would be able to establish alternative relationships on similar terms, without delay or at all, or that any alternative supplier would be of comparable quality. We also may be required to reformulate or substitute ingredients in our products, including due to shortages of specific raw materials in order to meet demand, and these reformulated products may be more expensive to procure or less effective than current formulations and could harm our brand and reputation. If we are unable to successfully respond to such issues, our business, financial condition and results of operations would be adversely affected.

A disruption in our operations could adversely affect our business, financial condition and results of operations.
Our finished products are manufactured in the U.S. and Europe, with a substantial portion manufactured in California. Any interruptions in operations at these locations could result in our inability to satisfy demand. A number of factors could damage or destroy the manufacturing equipment or our inventory of components, supplies or finished goods, cause substantial delays in manufacturing, supply and distribution of our products, result in the loss of key information and cause us to incur additional expenses. These factors include industrial accidents, natural disasters, strikes and other labor disputes, availability of natural resources, political crises, such as terrorist attacks, war and other geopolitical instability, capacity constraints, equipment or technology malfunctions or failures, disruptions in ingredient, material or packaging supply, disruptions in supply chain or information technology, loss or impairment of key manufacturing sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, inflationary pressures, licensing requirements and other regulatory issues, pandemic related shut downs and other external factors over which we have no control. We have experienced increased input costs for warehousing, transportation and raw materials as a result of global supply chain disruption and inflationary pressures, as well as increased wage rates. Sustained increases in these costs or other inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of operating margin. The occurrence of any such events could have an adverse effect on our business, financial condition and results of operations.
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
We rely on third-party global service providers to deliver our products to customers, including directly to consumers. Our ability to receive inbound inventory efficiently and ship products to customers may be negatively affected by factors beyond our and these providers’ control, including pandemic, weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events specifically impacting our service providers, such as labor disputes, cyberattacks, financial difficulties and system failures. We are also subject to risks of damage or loss during delivery by our shipping providers. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control.
If we are not able to negotiate acceptable pricing and other terms with our third-party shipping, warehousing and distribution providers, or if these providers experience performance problems or other difficulties in processing our orders or timely delivering our products to customers, our customers could become dissatisfied and cease buying products from us, which could negatively impact our results of operations.
We are subject to risks related to the global scope of our operations.
Our products are sold in more than 100 countries around the world, with approximately 55% of our net sales in 2023 generated outside the U.S. In addition, certain of our products are manufactured in Europe, and we have key third party operational facilities located outside the U.S. that warehouse and/or distribute goods for sale throughout the world. Our global operations are subject to many risks and uncertainties, including:
•fluctuations in foreign currency exchange rates and the relative costs of operating in international jurisdictions;
•local civil unrest, political instability or changes in diplomatic or trade relationships, such as geopolitical tensions between the U.S. and the People’s Republic of China;
•foreign or U.S. laws, regulations and policies, including restrictions on trade, immigration and travel, operations, and investments; disputes with third parties arising from such laws, regulations or policies; currency exchange controls; restrictions on imports and exports, including license requirements; tariffs; sanctions; and taxes;
•inflation and other macroeconomic factors in certain of our international markets;
•lack of well-established or reliable legal and administrative systems in certain of our international markets; and
•social, economic and geopolitical conditions, such as a pandemic, terrorist attack, war or other military action, including the current conflicts between Russia and Ukraine and in the Middle East.
These risks could have an adverse effect on our business, including our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets.
Our success depends, in part, on our key personnel.
Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team. Transitions in our senior management or the unexpected loss of one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. To support our continued growth, we must effectively integrate, develop, motivate and manage new employees in our fully remote working environment. To attract top talent, we may need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. Competition for these employees can be intense. We may not be able to attract, integrate or retain qualified personnel in the future, and our failure to do so could have an adverse effect on our business.
Our business is affected by seasonality.
Our business has historically been influenced by seasonal trends common to traditional retail selling periods, and the results of our operations typically are slightly higher in the second half of the fiscal year due to increased levels of purchasing by consumers for special and holiday events and by our customers for the end of year holiday selling season. Higher sales during the third and fourth quarters may cause our working capital needs to be greater during the second and third quarters of the fiscal year. However, fluctuations in net sales in any fiscal quarter may be attributable to a number of other factors. Adverse events that occur during the second half of the fiscal year may negatively impact our net sales during such period and have had and may in the future have a disproportionate effect on our operating results for the entire fiscal year. Furthermore, our limited operating history and rapid growth in recent years may obscure the extent to which seasonality trends have affected and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful, and our results in any particular period will not necessarily be indicative of the results to be expected for any future period.
Risks Related to Information Technology and Cybersecurity
We rely on the use of our, and our third-party service providers’ information technology. Any significant failure, inadequacy, interruption or data security incident impacting our information technology and websites, or those of our third-party service providers, could have an adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We increasingly rely on information technology systems to process, transmit and store electronic information, including on our e-commerce website and other platforms and applications. Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution, sale and marketing of our products depends on the reliability and capacity of these systems. The failure of our information technology systems or those of our vendors and service providers to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems would adversely affect our business operations. Our information technology systems and those of our vendors and service providers may be susceptible to outages due to fire, floods, power loss, telecommunications failures, hardware failures, user errors, breaches and cybersecurity threats including ransomware and other events. These outages could disrupt our general corporate functions and the manufacturing and distribution operations of our third-party vendors and could cause information, including data related to customer or consumer orders, to be lost or delayed, reduce demand for our products and cause our sales to decline. Further, our e-commerce websites serve as an extension of our marketing strategies by introducing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our e‐commerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks in a timely manner could reduce sales and harm our reputation. In addition, if changes in technology cause our information technology systems to become obsolete, or if our information technology systems are inadequate to handle our growth, we could lose customers and consumers. Our and our third-party service providers’ technology systems and websites have experienced outages in the past which have disrupted our operations. Any significant disruption in our technology systems or websites could harm our reputation and brand, cause us to incur significant costs and have a material adverse effect on our business, financial condition, and results of operations. Our insurance policies may not cover any or all of the resulting financial losses or broader damage to our reputation.
Failure to adequately maintain the security of confidential information could materially adversely affect our business.
As part of our normal business activities, we and our third-party service providers collect and store certain confidential information, including personal or other confidential information with respect to customers, consumers, service providers and employees, information with respect to our intellectual property, and sensitive financial information. The success of our e-commerce operations depends on the secure transmission of confidential and personal data over public networks. Security incidents compromising the confidentiality, integrity, and availability of personal or other confidential information could result from cyberattacks, ransomware, computer malware, supply chain attacks or malfeasance of our personnel. We have in the past experienced, and we expect to continue to experience, security incidents, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. Such attacks have become increasingly difficult to detect, defend against or prevent and may originate from outside parties, hackers, criminal organizations or other threat actors, including nation states. As AI capabilities improve and gain widespread use, we may experience cyberattacks created using AI, which may be difficult to detect and mitigate. We may be more vulnerable to security incidents because our employees and certain of our service providers work remotely. We cannot guarantee that our security efforts will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems. In response to actual or anticipated attacks, we may incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. If we suffer a material loss or disclosure of personal or other confidential information as a result of a breach of our information technology systems or those of our third-party service providers, we may suffer reputational, competitive or business harm, be subject to loss of our intellectual property, incur significant costs and be subject to government investigations, breach notification laws, litigation, fines or damages, which could have an adverse effect on our business, prospects, results of operations, financial condition and cash flows. A breach of our social media accounts may cause us to lose access to those accounts, which could affect our sales and marketing strategies, our reputation and our brand. A security incident could require that we expend significant additional resources on remediation, restoration and enhancement of our information technology. Moreover, our cyber insurance may not be adequate to cover all costs and liabilities related to these incidents, and the occurrence of any security incident may impact our ability to obtain future coverage.
Our processing of personal information and other sensitive data could give rise to significant costs and liabilities, which may have an adverse effect on our reputation, business, financial condition and results of operations.
Evolving state, federal and foreign laws, regulations and industry standards regarding privacy and security apply to our collection, use, retention, protection, disclosure, transfer and other processing of certain types of data, including with respect to our customers, employees, suppliers and others. For example, the E.U.’s GDPR, as well as the U.K. GDPR and the U.K. Data Protection Act 2018, impose a strict data protection compliance regime and potentially substantial fines for breaches and violations. In the U.S., many states are considering adopting or have already adopted privacy, security and data breach notification laws or regulations. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction. Our inability to comply with such laws or to quickly adapt our practices to reflect them as they develop could subject us to significant fines, penalties, damages, liabilities and reputational harm, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.
Risks Related to Intellectual Property Matters
Our efforts to register, maintain and protect our intellectual property rights may not be sufficient to protect our business.
Our patents and trademarks are essential to our business, and we also rely on our unpatented proprietary technology, trade secrets, processes and know-how. We generally seek to protect our patents, trademarks and other proprietary information through a combination of patent, trademark, copyright and trade secret laws, as well as by confidentiality, non-disclosure and assignment of invention agreements with our employees, contractors, collaborators, vendors, consultants, advisors and other third parties. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. This could involve significant expense, potentially hinder or limit use of our intellectual property rights, or potentially result in the inability to use the intellectual property rights in question. If an alternative cost-effective solution were not available, there may be an adverse effect on our financial position and performance. Further, because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in certain foreign jurisdictions as they would in the U.S. The legal systems of certain countries do not favor or may not be sufficiently robust for the meaningful enforcement of intellectual property rights. While we seek to protect our intellectual property rights uniformly in the markets where we intend to sell our products, we cannot ensure that we will be able to do so in all jurisdictions.
Enforcing our intellectual property rights can be expensive and time-consuming, and an adverse result in any proceeding could put our intellectual property rights at risk of being invalidated or narrowed in scope of coverage. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may not have adequate resources to enforce our intellectual property rights. In addition, our ability to enforce our intellectual property rights depends on our ability to detect infringement, and it is difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. We may not prevail in any disputes that we initiate, and the damages or other remedies awarded, if we were to prevail, may not be commercially meaningful. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of dispute.
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
While we have registered or applied to register many of our trademarks, trade names and brand names to distinguish our products from those of our competitors in the United States and in the foreign countries in which we operate, we cannot ensure that our trademark applications will be approved uniformly across all jurisdictions. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands.

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
If we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks, trade names and trade dress, we may not be able to compete effectively, and our business may be adversely affected. In addition, competitors or other third parties have in the past, and may in the future, adopt trade names, trade dress (including packaging designs and label designs), design patents or industrial designs, trademarks or domain names that are confusingly similar to ours. These competitors or third parties may also market certain of their brands or products as a purported replacement or “dupe” of our brand or products, thereby impeding our ability to build brand identity, possibly leading to market confusion and potentially requiring us to pursue legal action. In addition, we have received, and in the future may receive, trade name or trademark infringement claims brought by owners of other registered trademarks, or trademarks that incorporate variations of our unregistered trademarks or trade names, and any such claims could result in injunctive relief against us that could prevent us from using certain trademarks and trade names. Our efforts to enforce or protect our trademarks, trade names and domain names may be ineffective, may impact the public perception of our brand, may be expensive, may divert our resources and, if a third party brings counterclaims against us in connection with such enforcement actions, could result in payment by us of monetary damages or injunctive relief, all of which could adversely impact our financial condition or results of operations.
Third parties may allege that we are infringing, misappropriating or otherwise violating their intellectual property rights, which could involve substantial costs and adversely impact our business.
Third parties have alleged, and in the future may allege, that our products infringe, misappropriate or otherwise violate their intellectual property rights, and we may become involved in litigation or other disputes relating to intellectual property used in our business. Any such claims, even those without merit, can be expensive and time-consuming to defend and may divert management’s attention and resources, and an adverse result in any proceeding could put our ability to produce and sell our products in jeopardy. We may be required to expend significant amounts of resources to defend against claims of infringement, pay significant money damages, cease using certain processes, technologies, or other intellectual property, cease making, offering and selling certain products, obtain a license (which may not be available on commercially reasonable terms or at all) or redesign our brand, our products or our packaging, which could be costly and time-consuming.
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
From time to time, we may become involved in litigation, other disputes or regulatory proceedings in connection with or incidental to our business, including litigation related to intellectual property, regulatory matters, contract, advertising, product-related and other consumer claims. In general, claims made by us or against us in litigation, disputes or other proceedings can be expensive and time consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect our business. It is not possible to predict the final resolution of the litigation, disputes or proceedings to which we currently are or may in the future become party to. Regardless of the final resolution, such proceedings may have an adverse effect on our reputation, brand, financial condition and business, including by utilizing our resources and potentially diverting the attention of our management from the operation of our business. See “Item 3. Legal Proceedings.”
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
Additional laws, regulations and policies, and changes or new interpretation or enforcement thereof, that affect our business could adversely affect our financial results. These include accounting standards, laws and regulations relating to tax matters, trade, data privacy and data security, anti-corruption, advertising, marketing, manufacturing, distribution, customs matters, product registration, ingredients, chemicals, packaging, selective distribution, environmental and climate change matters. We have been required, and may in the future be required, to reformulate certain of our products in specific jurisdictions. For example, we reformulated a product in 2021 as a result of regulation changes in the European Union. In addition, we may be required to discontinue or revise our product packaging or labeling as a result of national or international legal or regulatory changes or determinations, new information regarding ingredients or for other reasons. Delays in or prohibition of selling our products, or the need to reformulate the ingredients used in our products, could result in, among other things, increased costs to us, excess and/or obsolete inventory, delays in our product launches, loss of consumer confidence in the quality of our products, harm to our brand and reputation, product returns or recalls and lower net sales, and therefore could have an adverse effect on our business, prospects, results of operations, financial condition and cash flows.
Government regulations relating to the marketing and advertising of our products may restrict, inhibit or delay our ability to sell our products and harm our business.
A variety of federal, state and foreign government authorities regulate the advertising and promotion of our products and the marketing claims we can make regarding their properties and benefits, including in the U.S., the FDA, the FTC and state consumer protection agencies. These regulations can apply not only to the actions and statements of our company and employees, but also to those of our brand ambassadors and advocates. There is a degree of subjectivity in determining whether a labeling or marketing claim is appropriate under applicable standards, and government agencies could take enforcement action against us for our advertising and promotion practices or determine that the research and development efforts we undertake to support our claims are inadequate for any particular product or claim, which could require us to modify our product claims or result in fines. We have received, and in the future may receive, complaints regarding our marketing claims, and we have been, and may in the future be, subject to class action or false or misleading advertising lawsuits with respect to our marketing claims. Any government inquiry into the regulatory status of our products and any related interruption in the marketing and sales of our products or any lawsuit related to our marketing claims could damage our reputation and brand and have an adverse effect on our business, prospects, results of operations, financial condition and cash flows.
If our products are not manufactured in compliance with applicable regulations, do not meet quality standards or otherwise result in adverse health effects in consumers, we could be subject to reputational harm, remediation costs or regulatory enforcement.
We rely on third parties to manufacture our products in compliance with applicable law and other quality standards, including the FDA’s recommendations for cosmetic GMPs. Compliance with these standards can increase the cost of manufacturing our products as we work with our vendors to ensure they are qualified and in compliance. If we or our contract manufacturers fail to comply with these standards, it could lead to customer complaints, adverse events, product withdrawal or recall or increase the likelihood that our products are adulterated or misbranded, any of which could result in negative publicity, remediation costs or regulatory enforcement that could impact our ability to continue selling certain products. Problems associated with product recalls could be exacerbated due to the global nature of our business because a recall in one jurisdiction could lead to recalls in other jurisdictions.
Government reviews, inquiries, investigations and actions could harm our business.
The regulatory environment in various jurisdictions where our business operates is evolving, and government officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. We have received and from time to time may receive formal and informal inquiries from various government regulatory authorities or self-regulatory organizations about our business and compliance with local laws, regulations or standards. Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could, among other things, result in the imposition of substantial fines, civil and criminal penalties, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, modification of business practices and compliance programs and equitable remedies, including disgorgement, injunctive relief, and other sanctions or similar results, all of which could potentially harm our business. Even if these reviews, inquiries, investigations and actions do not result in any adverse determinations, they could create negative publicity, which could harm our business and give rise to third-party litigation or action.
Our employees, contractors, customers, consultants, suppliers and other business partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, contractors, customers, consultants, suppliers and other business partners may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or failure to disclose unauthorized activities to us that violate, among other things: (i) the rules of the applicable regulatory bodies; (ii) manufacturing standards; (iii) data privacy and security laws; (iv) the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption laws; or (v) laws that require the true, complete and accurate reporting of financial information or data.
We sell our products in many parts of the world that are recognized as having governmental and commercial corruption and where, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. It is not always possible to identify and deter misconduct by our employees and third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties and oversight obligations. Furthermore, if we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, we may be required to investigate. Any such actions or investigations can be expensive and time-consuming to defend and may divert management’s attention and resources.
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
If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of capital stock, the terms of the debt or capital stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of holders of our common stock will be diluted. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile, and the value of our stock may decline.
An active or liquid market in our common stock may not be sustained, and in the absence of an active trading market for our common stock, investors may not be able to resell any shares they hold at or above the price at which they purchased their shares, or at all.
In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including factors described elsewhere in this Annual Report, many of which are beyond our control or unrelated to our specific performance or prospects.
Furthermore, the market price of our common stock may also decline if we fail to meet analysts’ projections or guidance that we give to the market. Securities class action litigation has often been initiated against companies following periods of volatility in their stock price or substantial declines following a company’s failure to meet guidance or estimates, as has been the case with us. On November 17, 2022, a putative securities class action was filed against us and certain of our current and former officers and directors. The action is being brought on behalf of a putative class of purchasers of our common stock in or traceable to our IPO and asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”). The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. For more information, see “Item 3. Legal Proceedings.” This litigation, derivative litigation and other similar types of litigation could result in substantial costs and divert our management’s attention and resources and could require us to make a substantial payment to satisfy judgments or to settle such litigation.

Investment funds affiliated with Advent International, L.P. (the “Advent Funds”) beneficially own a significant percentage of our common stock and have significant influence over us.
As of December 31, 2023, entities affiliated with the Advent Funds beneficially owned approximately 75.7% of our outstanding common stock. In addition, three members of our Board of Directors are employed by affiliates of the Advent Funds. For as long as affiliates of the Advent Funds continue to beneficially own a substantial percentage of the voting power of our outstanding common stock, they will continue to have significant influence over us. For example, they will be able to strongly influence or effectively control the election of all of the members of our Board of Directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of any additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends. This concentration of ownership may have the effect of deterring investment in our common stock and may reduce the trading volume of our public float.
Our restated certificate of incorporation provides that we will waive any interest or expectancy in corporate opportunities presented to the Advent Funds or members of our Board of Directors who are affiliated with the Advent Funds.
Our restated certificate of incorporation (the “Certificate of Incorporation”) provides that the Advent Funds and the members of our Board of Directors who are affiliated with the Advent Funds are not required to offer us any corporate opportunity of which they become aware and can take any such corporate opportunity for themselves or offer it to other companies in which they have an investment. We, by the terms of our Certificate of Incorporation, expressly renounce any interest or expectancy in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we or our subsidiaries might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. The Advent Funds may have interests that differ from our investors’ interests. The Advent Funds are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us.
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
These payment obligations are our obligations and not obligations of any of our subsidiaries and are not conditioned upon the Pre-IPO Stockholders maintaining a continued direct or indirect ownership interest in us. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial. We currently expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $198.2 million over the 12-year remaining period under the Tax Receivable Agreement. However, the tax liability is calculated based on current tax laws and the assumption that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other (expense) income in the period we made the determination.
In addition, we are subject to a number of additional risks pursuant to our obligations under the Tax Receivable Agreement, including: additional tax benefits arising from the Tax Receivable Agreement may result in higher amounts due under the agreement; payments under the Tax Receivable Agreement may exceed tax savings that we realize; certain transactions could cause us to recognize taxable income without a receipt of cash even though we would still be required to make payments under the Tax Receivable Agreement; Pre-IPO Stockholders may have interests that differ from or are in addition to those of our other stockholders; our payment obligations would accelerate upon the occurrence of certain events; and our obligations under the Tax Receivable Agreement could deter a potential acquirer of the Company from seeking such an acquisition. Further, because we are a holding company, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of our subsidiaries to make distributions to us, and we may be unable to timely make payments under the Tax Receivable Agreement due to limitations on distributions under the terms of the 2022 Credit Agreement to which one or more of our subsidiaries are a party. These risks, if realized, could have a material adverse effect on our financial condition.
The Tax Receivable Agreement is filed as exhibit 10.3 to the Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission on March 8, 2022. The foregoing description of the Tax Receivable Agreement is qualified by reference thereto.

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
As of December 31, 2023, the Advent Funds held 75.7% of our total shares outstanding. The Advent Funds may require us to register shares of our common stock held by them for resale under the federal securities laws. Any such sales or anticipation thereof, including the filing of a registration statement relating to such shares, could cause the market price of our common stock to decline.
In addition, as of December 31, 2023, we had options to purchase an aggregate of 15.8 million shares of common stock outstanding. We have filed a Form S-8 registration statement to register shares that we may issue pursuant to our equity incentive plans, including all of the shares underlying options currently outstanding, which permits the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.
Any sales by the Advent Funds, by Company insiders including directors or officers, or of shares issued upon the exercise of stock options could cause the market price of our common stock to decline, potentially substantially, depending upon the volume and timing of such sales. In addition, short sales or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could also adversely affect the price of our common stock.
Delaware law and provisions in our Certificate of Incorporation and second amended and restated bylaws could make a merger, tender offer or proxy contest more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our common stock.
In addition to the Advent Funds’ beneficial ownership of a substantial percentage of our common stock, provisions in our Certificate of Incorporation and second amended and restated bylaws (the “Bylaws”) and Delaware law could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders, and for stockholders to elect directors that are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include a classified board of directors and the ability of our Board of Directors to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our Certificate of Incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Advent Funds. As a result, stockholders may lose their ability to sell their stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.
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
We rely on these exemptions and therefore do not expect that the majority of our directors will be independent or that the compensation and nominating and corporate governance committees of our Board of Directors will consist entirely of independent directors. Accordingly, investors will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.
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
We intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends to holders of our common stock in the foreseeable future. Moreover, the terms of the Tax Receivable Agreement and our 2022 Credit Agreement restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Our Certificate of Incorporation designates specific courts as the sole and exclusive forum for certain claims or causes of action that may be brought by our stockholders, which could discourage lawsuits against us and our directors and officers.
Our Certificate of Incorporation provides that (A), subject to limited exceptions, the Court of Chancery of the State of Delaware (or, if, and only if, the Court of Chancery of the State of Delaware dismisses a Covered Claim (as defined below) for lack of subject matter jurisdiction, any other state or federal court in the State of Delaware that does have subject matter jurisdiction) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the following types of claims: (i) any derivative claim brought in the right of the Company, (ii) any claim asserting a breach of a fiduciary duty to the Company or the Company’s stockholders owed by any current or former director, officer or other employee or stockholder of the Company, (iii) any claim against the Company arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or Bylaws, (iv) any claim to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or our Bylaws, (v) any claim against the Company governed by the internal affairs doctrine, and (vi) any other claim, not subject to exclusive federal jurisdiction and not asserting a cause of action arising under the Securities Act, brought in any action asserting one or more of the claims specified in clauses (A)(i) through (v) herein above; and (B) the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act.
Any person or entity purchasing or otherwise acquiring any interest in the shares of capital stock of the Company will be deemed to have notice of and consented to these choice of forum provisions and waived any argument relating to the inconvenience of the forums.
The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in respect to an action brought against us, we may incur additional costs associated with resolving such action in such other jurisdictions.
General Risks
A general economic downturn or disruption in business conditions may affect our business, including consumer purchases of discretionary items and the financial strength of our customers and consumers, which could adversely affect our financial condition and results of operations.
The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, periods of high inflation and otherwise weak economic environments, when disposable income is lower, which may impact sales of our products. The U.S. experienced rising interest rates and heightened inflationary pressures during 2022 and 2023, which we believe led to a shift in consumer spending habits and confidence and adversely affected our business. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remains unpredictable and subject to reductions due to credit constraints and uncertainties about the future, among other factors. A further weakening in the global macro-environment may lead to additional pressure on consumer demand and customer inventory reductions.
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
Disruptions in local or global business conditions from events such as pandemics or other health issues, geo-political or local conflicts, supply chain disruptions, political developments, civil unrest, terrorist attacks, adverse weather conditions, climate changes or seismic events can have a short-term and, sometimes, long-term impact on consumer spending, which in turn could adversely affect our business, financial condition and results of operations. Moreover, a downturn in the economies of, or continuing weak economic environments in, the countries where we sell our products or a disruption of business conditions in those countries could adversely affect consumer confidence, the financial strength of our distributors and retailers and, in turn, our sales and profitability.
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
Our quarterly results of operations may fluctuate for a variety of reasons, including those described elsewhere in this “Risk Factors” section, many of which are beyond our control. Our quarterly results may fall below the guidance that we have provided to the public or the expectations of our investors and securities analysts, which has caused and, in the future, may cause us to reissue our guidance or the trading price of our common stock to decline. In addition, our quarterly results of operations have varied historically, and they may vary in the future. Therefore, period-to-period comparisons of our results of operations may not be meaningful. Investors should not rely on the results of one quarter as an indication of future performance.
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
There is an increased focus from certain investors, customers, consumers, employees and other stakeholders concerning corporate citizenship and sustainability matters, including a desire for increased and enhanced public disclosure on such matters by companies. If our corporate citizenship and sustainability practices do not meet stakeholder expectations and standards, which continue to evolve, our brand and reputation may be negatively impacted, which may affect our sales and financial condition. From time to time, we may announce certain initiatives or goals regarding these matters or determine to release public disclosure with respect thereof. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately or adequately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or be perceived as not acting responsibly in connection with these matters. Adverse incidents related to corporate citizenship and sustainability matters could have an adverse effect on our business.
If we pursue acquisitions, such acquisitions may expose us to additional risks.
We may review acquisition and strategic investment opportunities to expand our current product offerings and distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The pursuit of such opportunities may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable opportunities, whether or not they are consummated. There can be no assurance that we will be able to identify suitable candidates, consummate these transactions on favorable terms or successfully integrate these businesses. We may not achieve the anticipated benefits of any such opportunities.
We are dependent on entities performing outsourced functions.
As part of our long-term strategy, we outsource certain functions or parts of functions that can be performed more effectively by external service providers. These include certain information technology, e-commerce, logistics, finance and human resource functions. The failure of one or more entities to provide the expected services on a timely basis, at the prices we expect and in compliance with our performance standards and expectations, including with respect to data privacy and security, may have an adverse effect on our business. In addition, any transition of systems to a new external service provider could have an adverse effect on our business.
Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises or other catastrophic events.
Our finished products are primarily manufactured and fulfilled by companies located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics; political crises, such as terrorist attacks, war and other political instability, including the current conflicts between Russia and Ukraine and in the Middle East; or other catastrophic events and any supply chain disruptions resulting therefrom, whether occurring in the U.S. or internationally, could disrupt our operations or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our supply chain, including the ability of third parties to manufacture and ship product components and ship finished products to customers and consumers from or to the impacted region. In addition, these types of events could negatively impact consumer spending in the impacted regions. There is uncertainty regarding the future impacts of any lingering effects of the COVID-19 pandemic, and any such impacts on our cash flow, business, financial condition, results of operations and prospects cannot be predicted and are generally outside our control. To the extent any of these events occur, our business, financial condition and results of operations could be adversely affected.
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

We utilize the services of PEOs to support certain of our employment and employee benefits functions. Under the terms of our arrangements, the PEOs are the employer of record for our U.S. personnel and, depending on the jurisdiction, may be responsible for administering payroll, including tax withholding, and providing health insurance or other employee benefits to our employees. If any of our PEOs fails to comply with applicable laws or its obligations under its agreement with us, we could be liable for such violations. The indemnification provisions of our agreements with the PEOs, if applicable, may not be sufficient to insulate us from those liabilities. For example, we could, under certain circumstances, be held liable for a failure by any of our PEOs to pay employer-side taxes arising from payments to our employees or a failure by a PEO to withhold and remit employee-side taxes arising from such payments. We also could, under certain circumstances, be held liable for a failure by a PEO to appropriately pay our employees. In such a case, our potential liability could be significant and adversely affect our business. Furthermore, if any of our PEOs does not efficiently administer our employee benefits, our relationship with our employees could be damaged.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 1C. CYBERSECURITY
Information technology supports all aspects of our business, including operations, marketing, sales, order processing, production and distribution networks, retail and professional hairstylist customer experience, consumer experience, finance, business intelligence, and product development. We continue to maintain and enhance our information technology systems, cybersecurity infrastructure and customer and consumer experiences in alignment with our long-term strategy. An increasing portion of our global information technology infrastructure is cloud-based and in partnership with industry-leading service providers. We believe this approach enables a high-performance platform to support current and future requirements and enhances our scale and flexibility to respond to the demands of the business by leveraging advanced and leading-edge technologies. We recognize that technology presents opportunities to build a competitive advantage, and we continue to invest in new capabilities across various aspects of our business. Such efforts, however, subject us to increased cyber risk, as these investments are subject to cyberattacks, business disruptions and other risks described in “Risk Factors – Risks Related to Information Technology and Cybersecurity.”
We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. As part of our company-wide enterprise risk management process, we conduct a comprehensive annual enterprise risk assessment that includes evaluation of cybersecurity risks and development of risk mitigation response plans. Company management reviews our enterprise risk assessment with our Audit Committee and our Board of Directors and provides periodic updates with respect to our risk mitigation response plans to our Audit Committee and our Board of Directors. We have established internal policies and procedures for cybersecurity risk management and incident response management that are based on industry standard cybersecurity frameworks, and we provide regular training to our employees regarding evolving cybersecurity threats and risk management.
Our cybersecurity team is primarily responsible for identifying, evaluating and responding to risks from cybersecurity threats. Our cybersecurity team is led by our Senior Vice President, Information Technology, who has an undergraduate degree in electronic and communications engineering and over 20 years of experience in information technology, including cybersecurity risk management. Our cybersecurity team reviews and assesses our cybersecurity profile against internal and external cybersecurity frameworks that are aligned with industry standards on an ongoing basis and conducts ongoing security management internally and through the engagement of third-party vendors and consultants. In addition, our cybersecurity team periodically engages independent third parties to conduct security assessments and internal and external penetration tests. Our cybersecurity team seeks to detect potential cybersecurity incidents through technical safeguards such as automatic detection systems, as well as through our policies and procedures that require internal and external notification of cybersecurity incidents. When a cybersecurity incident occurs, our cybersecurity team implements our incident management procedures and convenes an incident response team consisting of members of our IT team and other company representatives as appropriate based on the nature of the incident. The incident response team determines appropriate containment, eradication and recovery procedures based on the type of incident and recommends any corrective actions to the cybersecurity team following the resolution of the cybersecurity incident. Cybersecurity incidents are reported to our Board of Directors, our Audit Committee or its Information Security Subcommittee as appropriate based on the nature of the incident.
We rely on the information systems of third-party vendors, including our cloud vendors, for various functions of our business, including manufacturing, sourcing, distribution, sales and marketing. We engage a third-party risk management software to oversee and identify the risks from cybersecurity threats associated with relevant vendors, based on the services such vendors provide and the information to which they have access. In addition, as part of our new vendor onboarding procedures, we review proposed new vendors’ cybersecurity and data protection practices and collaborate with such vendors to align their cybersecurity platforms with our expectations.

Our Audit Committee assists the Board of Directors in its oversight of our policies, procedures and practices with respect to risk management and mitigation, including risks related to information security, cybersecurity, and data privacy and protection. The Audit Committee has delegated oversight of risks related to information security, cybersecurity, and data privacy and protection to its Information Security Subcommittee, which meets at least twice a year with our Senior Vice President, Information Technology and other members of our IT department to discuss our cybersecurity profile and related risks, as well as to discuss updates on relevant developments in the cybersecurity threat environment. The Information Security Subcommittee reports to the Audit Committee following each subcommittee meeting, and the Audit Committee reports to our Board of Directors.
Although we have experienced cybersecurity incidents in the past, as of the date of this report, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. Despite our continuing efforts, our cybersecurity platform may not prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive or business harm or damage to our brand, lost sales, reduced demand, loss of intellectual property rights, significant costs or the Company being subject to government investigations, litigation, fines or damages. For more information, see “Risk Factors – Risks Related to Information Technology and Cybersecurity.”
ITEM 2. PROPERTIES
We do not own any real property. We lease one facility of approximately 11,000 square feet in New York that we use for research and development activities. The lease term for this facility ends on September 30, 2030. Our employees work remotely, from home or at shared co-working office spaces. As of January 2024, we also lease one office space of approximately 10,000 square feet in New York, which will provide meeting space and office space for employees who choose to collaborate in person from time to time. The lease term for this office space ends on June 14, 2026. We believe these arrangements support our current needs.
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
For detail on certain legal proceedings, see “Note 14 - Contingencies - Pending Legal Proceedings” included in the Notes to the Consolidated Financial Statements included in Part II, Item 8. Financial Statements of this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices
Shares of our common stock have traded on the Nasdaq Global Select Market under the symbol “OLPX” since September 30, 2021. Prior to that date, there was no market for our common stock.
Holders
As of February 23, 2024, there were 24 registered holders of our common stock. The actual number of record holders of our common stock is based upon the actual number of holders registered on the books of the Company as of such date and does not include holders of shares that are held in street name by brokers or other nominees.
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
The following graph and accompanying table compare the total stockholder return on the Company’s common stock with the cumulative total return of the Nasdaq Composite and the S&P Consumer Staples Index. This graph and table (i) cover the period from September 30, 2021 (the date of the initial listing of our common stock on the Nasdaq Global Select Market) to December 31, 2023 on a quarterly basis, (ii) assume a $100 investment on September 30, 2021, and (iii) assume reinvestment of dividends, if any.

Company/Index	09/30/2021	12/31/2021	03/31/2022	06/30/2022	09/30/2022	12/31/2022	03/31/2023	06/30/2023	09/30/2023	12/31/2023
Olaplex Holdings, Inc.	$100.00	$118.90	$63.80	$57.51	$38.98	$21.27	$17.43	$15.18	$7.96	$10.37
NASDAQ Composite	$100.00	$108.45	$98.42	$76.33	$73.19	$72.44	$84.59	$95.43	$91.49	$103.89
S&P Consumer Staples	$100.00	$112.86	$110.76	$104.96	$97.37	$109.03	$109.21	$108.99	$101.79	$106.68

ITEM 6. RESERVED

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the “Special Note Regarding Forward-Looking Statements” section and in the “Risk Factors” section in this Annual Report.
Company Overview
OLAPLEX is an innovative, science-enabled, technology-driven beauty company. Since our inception in 2014, we have focused on delivering effective, patent-protected and proven performance in the prestige hair care category.
OLAPLEX disrupted and revolutionized the prestige hair care category by creating the bond-building space in 2014. We have grown from an initial assortment of three products sold exclusively through the professional channel to a broader suite of products offered through the professional, specialty retail and Direct to Consumer (“DTC”) channels that have been strategically developed to address three key uses: treatment, maintenance and protection. Our patent-protected bond-building technology relinks disulfide bonds in human hair that are destroyed via chemical, thermal, mechanical, environmental and aging processes. Our current product portfolio comprises seventeen unique, complementary products, specifically developed to provide a holistic regimen for hair health.
Additionally, we recently expanded into our first hair care adjacent market with LASHBOND® Building Serum, our eyelash enhancing serum formulated to promote the appearance of thicker, longer, stronger, full volume lashes.
The strength of our business model and ability to scale have created a compelling financial profile. We have developed a synergistic omnichannel model that leverages the strength of each of our channels and our strong digital capabilities that we apply across our sales platforms. Our professional channel serves as the foundation for our brand. Through this channel, professional hairstylists introduce consumers to our products and, we believe, influence consumer purchasing decisions. Our specialty retail channel works to increase awareness of, and education for, our products and expand consumer penetration. Our DTC channel, comprised of Olaplex.com and sales through third-party e-commerce platforms, also provides us with the opportunity to engage directly with our consumers to provide powerful feedback that drives decisions we make around new product development.
Strategic Pillars
We are focused on executing against our key strategic pillars that we believe will support our long-term growth. These include igniting our global brand, disrupting with innovation, amplifying channel coverage and charting new geographies. These key strategic pillars are supported by our efforts to build capabilities and infrastructure that we believe will enable our aspirations.
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
Disrupting with Innovation
We believe we have a strong pipeline of disruptive innovation that leverages our science-based technology and patented Bis-amino ingredient. We plan to launch two-to-four products annually over the next three years. To support this pipeline, we intend to continue to invest in research and development to strengthen our internal innovation capabilities. We recently entered into our first hair care adjacent category and remain excited about the opportunity to further grow where our technology can serve as a foundation for entry that we believe is supported by consumer trust in our brand.
Amplifying Channel Coverage
In our professional channel, we have undertaken efforts to support and reassert strong relationships with the professional hairstylist community and maintain brand awareness by increasing our field support efforts, deepening partnerships with distributors and customers, and refreshing educational content. We are also pursuing opportunities to further penetrate premium and prestige salons. In specialty retail, we are enhancing visual merchandising in stores, investing in brand store pages online and deploying targeted communications intended to enable new customer acquisition. For our DTC business, we are evolving the digital experiences on Olaplex.com and third party e-commerce websites. On Olaplex.com, we expect to continue to invest in site enhancements and more advanced personalization efforts.
Charting New Geographies
We believe there is substantial opportunity to grow globally. Our priority international regions are currently key markets in Europe and Asia. Across Europe and other regions, we aim to implement our business model by first establishing a strong professional channel and then complementing that channel through entry into specialty retail and DTC. In Asia, we intend to partner with distributors in the region that will support omni-channel distribution and sales for our brand.
Supporting our Strategic Pillars
To enable these key growth pillars, we intend to continue to build our capabilities and infrastructure. These efforts extend across our organization, including focusing on cultivating top talent and building a strong corporate culture, evolving our operational capabilities as we scale, creating a strong financial foundation for growth, and ensuring that we have financial structure, technology and data to support our growth.
Business Environment & Trends
We continue to monitor the effects of the global macro-economic environment, including the risk of recession, inflationary pressures, competitive products and discounting, currency volatility, high interest rates, social and political issues, geopolitical tensions and regulatory matters. We also are mindful of inflationary pressures on our consumers, and are monitoring the impact that increasing inflationary pressures may have on consumer spending and preferences and inventory rebalancing at our customers in an increasingly competitive industry.
Competition in the beauty industry is based on a variety of factors, including innovation, product efficacy, accessible pricing, brand recognition and loyalty, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce initiatives, sustainability and other activities. We have seen increased competitive activity including discounting in the prestige hair care category, which may continue in a heightened inflationary environment. We believe we have a well-recognized and strong reputation in our core markets and that the quality and performance of our products, our emphasis on innovation, and our engagement with our professional and consumer communities position us to compete effectively.
2023 Financial Summary
•Net sales decreased 34.9% to $458.3 million for the year ended December 31, 2023 from $704.3 million for the year ended December 31, 2022. For the year ended December 31, 2023, net sales in our professional channel decreased 40.1%, our specialty retail channel decreased 42.6%, and our DTC channel decreased 15.0%, in each case as compared to the year ended December 31, 2022.
•Gross profit margin decreased to 69.5% for the year ended December 31, 2023 from 73.8% for the year ended December 31, 2022, primarily as a result of increased promotional allowance, an increased reserve for product obsolescence, and higher input costs for raw materials.
•Operating expenses for the year ended December 31, 2023 increased by 35.6%, as compared to the year ended December 31, 2022, primarily as a result of increased sales and marketing expense, higher payroll due to workforce expansion, and higher professional fees, partially offset by lower distribution and fulfillment costs for the year ended December 31, 2023.
•Operating income decreased to $108.2 million for the year ended December 31, 2023 from $364.4 million for the year ended December 31, 2022.
•Net income decreased to $61.6 million for the year ended December 31, 2023 from $244.1 million for the year ended December 31, 2022.

Results of operations for the years ended December 31, 2023, 2022 and 2021
Set forth below are our results of operations for our fiscal year ended December 31, 2023 (“fiscal year 2023”) versus our fiscal year ended December 31, 2022 (“fiscal year 2022”). For discussion of our results of operations for our fiscal year 2022 versus our fiscal year ended December 31, 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023.
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	2023		2022		2021
	(in thousands)	% of Net sales	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$458,300	100.0%	$704,274	100.0%	$598,365	100.0%
Cost of sales:
Cost of product (excluding amortization)	131,323	28.7	177,221	25.2	116,554	19.5
Amortization of patented formulations	8,345	1.8	7,500	1.1	7,989	1.3
Total cost of sales	139,668	30.5	184,721	26.2	124,543	20.8
Gross profit	318,632	69.5	519,553	73.8	473,822	79.2
Operating expenses:
Selling, general, and administrative	168,942	36.9	113,877	16.2	98,878	16.5
Amortization of other intangible assets	41,468	9.0	41,282	5.9	40,790	6.8
Total operating expenses	210,410	45.9	155,159	22.0	139,668	23.3
Operating income	108,222	23.6	364,394	51.7	334,154	55.8
Interest expense	(57,954)	(12.6)	(43,953)	(6.2)	(61,148)	(10.2)
Interest income	18,828	4.1	2,775	0.4	—	—
Other income (expense), net
Loss on extinguishment of debt	—	—	(18,803)	(2.7)	—	—
Tax receivable agreement liability adjustment	7,404	1.6	3,084	0.4	3,615	0.6
Other income (expense), net	220	—	(2,256)	(0.3)	(1,012)	(0.2)
Total other income (expense), net	7,624	1.7	(17,975)	(2.6)	2,603	0.4
Income before provision for income taxes	76,720	16.7	305,241	43.3	275,609	46.1
Income tax provision	15,133	3.3	61,169	8.7	54,825	9.2
Net income	$61,587	13.4	$244,072	34.7	$220,784	36.9

Fiscal year 2023 compared to fiscal year 2022:
Net Sales
We distribute products in the U.S. and internationally through professional distributors in salons, directly to retailers for sale in their physical stores and e-commerce sites, and DTC through sales to third party e-commerce customers and through our Olaplex.com websites. As such, our three business channels consist of professional, specialty retail and DTC as follows:

(in thousands)	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Net sales by Channel:
Professional	$180,084	$300,472	$(120,388)	(40.1)%
Specialty retail	135,079	235,310	(100,231)	(42.6)%
DTC	143,137	168,492	(25,355)	(15.0)%
Total net sales	$458,300	$704,274	$(245,974)	(34.9)%

Total net sales declined 34.9% for the year ended December 31, 2023 compared to the same period in 2022, primarily attributed to a lower level of demand and customer inventory rebalancing, particularly within the professional and specialty retail channels. During fiscal year 2023, the Company lapped approximately $22 million of net sales impact from the introduction of certain 1-Liter size offerings and approximately $10 million net sales impact of inventory pipeline to a key specialty retail customer, compared to the same period in 2022. These impacts were partially offset by our launches of LASHBOND® Building Serum, No. 4D Clean Volume Detox Dry Shampoo, Olaplex® Volumizing Blow Dry Mist, No. 5P Blonde Enhancer™ Toning Conditioner, Jumbo No. 4P Blonde Enhancer™ Toning Shampoo and Jumbo No. 5P Blonde Enhancer™ Toning Conditioner, as well as the impact of new customers within each channel. Net sales declined primarily in the United States, the United Kingdom, and Canada, partially offset by increases in the Middle East and in Latin America.
Cost of Sales and Gross Profit

(in thousands)	For the Year Ended December 31,		$ Change	% Change
	2023	2022
Cost of sales	$139,668	$184,721	$(45,053)	(24.4)%
Gross profit	$318,632	$519,553	$(200,921)	(38.7)%
Our cost of sales decreased primarily due to declining product sales for the year ended December 31, 2023. The Company also recorded write-off and disposal expenses of $6.2 million for the same period in 2022 as a result of regulation changes in the European Union. These decreases were partially offset by a $15.2 million inventory obsolescence reserve recorded during the year ended December 31, 2023, and increases in cost of sales resulting from inflationary pressures.
As a result of the activity described above regarding Net sales and Cost of sales, our gross profit margin decreased from 73.8% for the year ended December 31, 2022 to 69.5% for the year ended December 31, 2023.
Operating Expenses

(in thousands)	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Selling, general, and administrative expenses	$168,942	$113,877	$55,065	48.4%
Amortization of other intangible assets	41,468	41,282	186	0.5%
Total operating expenses	$210,410	$155,159	$55,251	35.6%
Selling, general and administrative expenses increased primarily due to an increase of $37.1 million in investments in sales and marketing, $8.7 million related to the combination of a one-time former distributor payment, professional expenses, and legal settlement costs, payroll expenses of $6.1 million driven by workforce expansion, $2.9 million of CEO transition and other organizational realignment costs, and increased employee benefit costs of $2.7 million. These increases were partially offset by a

$3.1 million decrease in distribution and fulfillment costs related to the decrease in product sales volume for the year ended December 31, 2023.

Interest Expense, Net

(in thousands)	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Interest expense	$(57,954)	$(43,953)	$(14,001)	31.9%
Interest income	18,828	2,775	$16,053	578.4%
Interest expense, net	(39,126)	(41,178)	2,052	(5.0)%
Interest expense for the year ended December 31, 2023 increased as compared to the previous year due to an increase in interest rates, which were partially offset by benefits from the interest rate cap. See “Liquidity and Capital Resources Requirements – Credit Facility” for additional information on our outstanding debt.
Interest income for the year ended December 31, 2023 increased as compared to the previous year due to increasing interest rates and additional investments in highly liquid investments with a maturity of three months or less.
Other Income (Expense), Net

(in thousands)	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Loss on extinguishment of debt	$—	$(18,803)	$18,803	(100.0)%
Tax receivable agreement liability adjustment	7,404	3,084	4,320	140.1%
Other income (expense), net	220	(2,256)	2,476	(109.8)%
Total other income (expense) , net	$7,624	$(17,975)	$25,599	(142.4)%
For the year ended December 31, 2023, total other income (expense), net increased $25.6 million compared to the year ended December 31, 2022, primarily due to the $18.8 million loss on extinguishment of debt associated with our 2020 Credit Agreement debt refinancing that occurred in 2022. Additionally, during the fourth quarter of 2023, we recognized other income of $7.4 million for a reduction to the liability in respect of the Tax Receivable Agreement, resulting primarily from an update to the blended state income tax rate and a decrease in the effective federal tax rate used to measure the obligation, compared to $3.1 million recognized in the fourth quarter of 2022. The decrease in the effective federal tax rate was due to an increase in the portion of federal taxable income that is eligible for the foreign derived intangible income (“FDII”) deduction. Other income, net increased primarily due to a decrease in foreign currency transaction losses driven by the performance of the U.S. dollar.
Income Tax Provision

(in thousands)	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Income tax provision	$15,133	$61,169	$(46,036)	(75.3)%

The Company’s effective tax rate was 19.7% for the year ended December 31, 2023, as compared to 20.0% for the year ended December 31, 2022. The Company’s effective tax rate for the year ended December 31, 2023 was lower than the statutory tax rate of 21% primarily due to the FDII deduction and the non-taxable income associated with the Tax Receivable Agreement, partially offset by the effect of state and local income taxes. For the year ended December 31, 2022 the effective tax rate was lower than the U.S. federal statutory tax rate primarily due to the FDII deduction and excess tax benefits associated with share-based compensation, partially offset by the effect of state and local income taxes.

Tax Receivable Agreement
The liability under the Tax Receivable Agreement is based on current tax laws and the assumption that we and our subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate and allocation of U.S. to foreign income may impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $198.2 million over the 12-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned upon the Pre-IPO Stockholders’ continued ownership of equity in the Company. During the year ended December 31, 2023, the Company made a payment to the Pre-IPO Stockholders of $16.6 million as required pursuant to the terms of the Tax Receivable Agreement. The remaining Tax Receivable Agreement payment obligation as of December 31, 2023 is recorded as $198.2 million, of which $185.5 million was recorded in long term liabilities and $12.7 million was recorded in current liabilities.
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
As of December 31, 2023, we had $466.4 million of cash and cash equivalents. In addition, as of December 31, 2023, we had borrowing capacity of $150.0 million under our 2022 Revolver, providing us with a liquidity position of $616.4 million plus $90.7 million of working capital excluding cash and cash equivalents for a combined $707.1 million total liquidity position.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$177,532	$255,324
Investing activities	(3,614)	(2,682)
Financing activities	(30,326)	(116,222)
Net increase in cash	$143,592	$136,420
Operating Activities
The decrease in net cash provided by operating activities for the year ended December 31, 2023 was primarily a result of a decrease in net income of $182.5 million, changes in working capital and adjusting items to Operating Cash Flows to reconcile to Net income from operations, and increases in inventory obsolescence, write-offs and disposal adjustments of $7.0 million. This was partially offset by the decrease in deferred taxes benefit of $7.4 million recorded for the year ended December 31, 2023 and the loss on extinguishment of debt of $18.8 million related to the refinancing of the 2020 Credit Agreement recorded for the year ended December 31, 2022.
Investing Activities
The Company’s investing activities during the years ended December 31, 2023 and 2022 included purchases of property and equipment, patents and software.

Financing Activities
Our financing activities for the year ended December 31, 2023 primarily consisted of cash outflows for payments on our long-term debt, payments to our pre-IPO stockholders pursuant to our Tax Receivable Agreement, and payments related to shares withheld and retired to cover the tax withholding obligations for options exercised, partially offset by cash received by the Company from stock option exercises. For the year ended December 31, 2022, our financing activities primarily consisted of cash outflows for payments on our long-term debt and debt issuance costs, partially offset by proceeds from the issuance of debt pursuant to the 2022 Credit Agreement, payments of debt issuance costs, and payments related to shares withheld and retired to cover the tax withholding obligation for SARs, partially offset by cash received by the Company from stock option exercises.
Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash, cash equivalents and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, and other commitments for at least the next 12 months.
If necessary, we may borrow funds under our 2022 Revolver to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends, to a significant extent, on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in “Risk Factors” in this Annual Report. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to continue providing innovative products to our customers and consumers and manage production and our supply chain.
2022 Credit Facility
On February 23, 2022, Olaplex, Inc., an indirect wholly owned subsidiary of Olaplex Holdings, Inc., together with Penelope Intermediate Corp. acting as the parent guarantor, entered into the 2022 Credit Agreement, by and among Olaplex, Inc., Penelope Intermediate Corp, Goldman Sachs Bank USA (“Goldman Sachs”), as administrative agent (the “Administrative Agent”), collateral agent and swingline lender, and each lender and issuing bank from time to time party thereto (the “Lenders”). The 2022 Credit Agreement refinanced and replaced the 2020 Credit Agreement with a seven-year $675.0 million senior-secured term loan facility (the “2022 Term Loan Facility”) and a five-year $150.0 million senior-secured revolving credit facility (the “2022 Revolver”), which includes a $25.0 million letter of credit sub-facility and a $25.0 million swingline loan sub-facility.
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
The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) adjusted term secured overnight financing rate (“SOFR”) (subject to a 0.50% floor with respect to the 2022 Term Loan Facility, and a 0% floor with respect to the 2022 Revolver) plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate (subject to a 0% floor) plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) (subject to a 1.50% floor with respect to the 2022 Term Loan Facility, and a 1.00% floor with respect to the 2022 Revolver) plus an additional interest rate spread.
The interest rate on outstanding amounts under the 2022 Term Loan Facility was 9.0% per annum as of December 31, 2023. We have not drawn on the 2022 Revolver as of December 31, 2023. The 2022 Term Loan Facility is repayable in mandatory quarterly installments equal to $1.6 million, with the balance payable at maturity. The 2022 Term Loan Facility and 2022 Revolver can each be prepaid at any time without any penalty or premium (subject to any applicable breakage costs). The 2022 Term Loan Facility is subject to customary mandatory prepayments with respect to excess cash flow, net proceeds from non-ordinary course asset dispositions and the issuance of additional non-permitted debt or certain refinancing debt, in each case as set forth in the 2022 Credit Agreement.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions) pay dividends and distributions or repurchase its capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The 2022 Credit Agreement also includes reporting, financial and maintenance covenants, including a springing first lien leverage ratio financial covenant. The Company was in compliance with these affirmative and negative covenants on December 31, 2023. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement. The maturity date of the 2022 Term Loan Facility is February 23, 2029. The maturity date of the 2022 Revolver is February 23, 2027.
As of December 31, 2023, the Company had outstanding indebtedness under the 2022 Credit Agreement of $663.2 million, of which $6.8 million was classified as current. As of December 31, 2023, the Company had $150.0 million of available borrowing capacity under the 2022 Revolver.
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
Tax Receivable Agreement
In connection with the Reorganization Transactions, we entered into the Tax Receivable Agreement that provides the Pre-IPO Stockholders the right to receive future payments from us equal to 85% of the amount of cash savings, if any, in U.S. federal, state or local income tax that we or our subsidiaries realize (or are deemed to realize in certain circumstances) as a result of the utilization of the “Pre-IPO Tax Assets” and the making of payments under the Tax Receivable Agreement.
Although the actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors including the amount, character and timing of our and our subsidiaries’ taxable income in the future and the tax rates then applicable to us and our subsidiaries, we expect the payments that will be required to be made under the Tax Receivable Agreement will be substantial and to be funded out of working capital. See “Note 10. Income Taxes” to our Consolidated Financial Statements included in Item 8. Financial Statements of this Annual Report for additional information. The tax liability is calculated based on current tax laws and the assumption that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO tax assets could aggregate to $198.2 million over the 12-year remaining period under the Tax Receivable Agreement. The Tax Receivable Agreement provides that interest, at a rate equal to LIBOR (or if LIBOR ceases to be published, a replacement rate with similar characteristics) plus 3%, accrues from the due date (without extensions) of the tax return to which the applicable tax benefits relate to the date of payment specified by the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in fiscal year 2022, are not conditioned upon the Pre-IPO Stockholders maintaining a continued ownership of equity in the Company.
In connection with the Reorganization Transactions, on September 30, 2021, we recognized a liability of $232.9 million for the payments to be made under the Tax Receivable Agreement, which is accounted for as a reduction of additional paid-in capital on our consolidated balance sheet. Changes in the utilization of the Pre-IPO Tax Assets will impact the amount of the liability that will be paid pursuant to the Tax Receivable Agreement. Changes in the utilization of these Pre-IPO Tax Assets are recorded in income tax expense (benefit) and any changes in the obligation under the Tax Receivable Agreement is recorded in other income (expense). During the fourth quarters of 2023, 2022 and 2021, the Company recognized other income of $7.4 million, $3.1 million and $3.6 million, respectively, for a reduction to the liability for the Tax Receivable Agreement resulting primarily from an update to the blended state income tax rate and a decrease in the effective federal tax rate used to measure the obligation. The decrease in the effective federal tax rate was due to an increase in the portion of federal taxable income that is eligible for the FDII deduction. The adjusted liability as of December 31, 2023 is recorded as $198.2 million, of which $185.5 million was recorded in long term liabilities and $12.7 million was recorded in current liabilities.
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
Different timing rules apply to payments under the Tax Receivable Agreement to be made to holders that, prior to the completion of the IPO, held stock options (collectively, the “Award Holders”). Such payments will generally be deemed invested in a notional account rather than made on the scheduled payment dates, and the account will be distributed on the fifth anniversary of the IPO, together with an amount equal to the net present value of such Award Holder’s future expected payments, if any, under the Tax Receivable Agreement. Moreover, payments to holders of stock options that were unvested prior to the completion of the IPO are subject to vesting on the same schedule as such holder’s unvested stock options.
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

Contractual Obligations and Commitments
The following table summarizes our material cash requirements from known contractual and other obligations as of December 31, 2023 (in thousands):

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
2022 Term Loan Facility debt (1)	$663,188	$6,750	$13,500	$13,500	$629,438
Interest on 2022 Term Loan Facility debt (2)	304,179	60,484	118,140	115,846	9,709
Related party payable pursuant to the Tax Receivable Agreement (3)	198,171	12,675	26,765	30,343	128,388
Purchase obligations (4)	14,080	4,121	8,242	1,717	—
Operating lease liabilities	3,157	370	1,173	839	775
Total contractual obligations (5)	$1,182,775	$84,400	$167,820	$162,245	$768,310
(1)2022 Term Loan Facility debt payments include scheduled principal payments only.
(2)The 2022 Term Loan Facility is subject to variable interest rates. The interest rate on borrowings under the 2022 Term Loan Facility was 9.0% as of December 31, 2023. Assumes annual interest rate of 9.0% on the 2022 Term Loan Facility over the remaining term of the loan.
(3)Represents 85% of the estimated cash savings in U.S. federal, state or local that the Company realizes in its taxable income as a result of certain existing tax attributes as per the Tax Receivable Agreement. The Company has not considered financing costs that may be incurred with respect to when tax receivable payments are due from the Company’s tax filing dates (with no extensions) to the actual filing of tax returns under extension. See “Note 10 - Income Taxes” to our Consolidated Financial Statements included in Item 8. Financial Statements of this Annual Report for additional information.
(4)Purchase obligations are commitments for contracted services and include non-cancelable payments.
(5)Does not reflect any borrowings under the 2022 Revolver. As of December 31, 2023, we had no outstanding borrowings under the 2022 Revolver. The Company is required to pay a commitment fee of 0.25% to 0.50% per annum on unused commitments under the 2022 Revolver based upon our First Lien Leverage Ratio (as defined in the 2022 Credit Agreement).
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
Assumptions and approach used: The Tax Receivable Agreement liability is based on current tax laws and the assumption that the Company and its subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $198.2 million over the 12-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in fiscal year 2022, are not conditioned upon the parties’ continued ownership of equity in the Company. See “Note 10 - Income Taxes” in Item 8 of this Annual Report.

New Accounting Pronouncements
See “Note 2 - Summary of Significant Accounting Policies” in Item 8 of this Annual Report for information regarding new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of our business. This includes risk associated with interest rates, our interest rate cap, inflation and foreign exchange.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. Interest rate changes generally affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2023, we had $663.2 million of outstanding variable rate loans under the 2022 Term Loan Facility. Based on our December 31, 2023 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would have caused an increase or decrease in interest cost related to our 2022 Term Loan Facility of approximately $6.6 million over the next 12 months.
Interest Rate Cap
On August 11, 2022, we entered into an interest rate cap transaction (the “interest rate cap”) in connection with the 2022 Term Loan Facility, as more fully described in “Note 9 - Long Term Debt” in the Item 8 of this Annual Report. We use the interest rate cap to add stability to interest expense and to manage our exposure to interest rate movements. The fair value of the interest rate cap is measured at the end of each reporting period using observable inputs other than quoted prices. The fair value of the interest rate cap recorded in other assets at December 31, 2023 was $2.4 million. A hypothetical 50 basis point increase in interest rates would result in an increase to the fair value of the interest rate cap of approximately $0.6 million. A hypothetical 50 basis point decrease in interest rates would result in a decrease to the fair value of the interest rate cap of approximately $0.5 million.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Olaplex Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Accrual for Customer Incentives and Promotional Allowances – Refer to Note 2 to the financial statements

Critical Audit Matter Description

In the normal course of business, the Company offers various incentives, allowances and agreed-upon deductions, including allowances for advertising, damages, promotions, discounts and returns that give rise to variable consideration. The amount of variable consideration is estimated at the time of sale based on either the expected value method or the most likely amount, depending on the nature of the variability. The Company regularly reviews and revises, when deemed necessary, its estimates of variable consideration based on both customer-specific expectations as well as historical rates of realization. The Company has recorded allowances for reductions to prices for agreed-upon deductions, including allowances for advertising, damages, promotions, discounts and returns. An accrual for allowances is estimated based on agreed-upon terms and the Company’s historical experience and is recorded as a reduction to sales and accounts receivable in the same period the related sales are recorded. As of December 31, 2023, the accrued allowances were $21.5 million.

Auditing the Company’s accrual for allowances was complex and judgmental as the accrual is determined based on significant management estimates, principally customer-specific expectations and historical rates of realization. Changes in these estimates can have a material impact on revenue recognized. Additionally, given the subjectivity of estimating the accrual for allowances, performing audit procedures to evaluate whether the accrual for allowances is appropriately recorded required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accrual for customer incentives and promotional allowances included the following, among others:

•We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accrual for allowances, including controls over management’s review of the significant assumptions, such as the historical rate of realization and the estimated amount of promotional and return activities.

•We made inquiries of management related to the agreed-upon and outstanding promotional and return activities.

•We evaluated the reasonableness of the Company’s policies for recording the accrual for allowances including whether there were changes in those policies in the current year.

•We evaluated the Company’s historical ability to accurately estimate its accrual for allowances by performing a retrospective analysis on the prior period accrual based on current period deductions.

•We selected customer deductions received subsequent to December 31, 2023 and determined that deductions pertaining to 2023 sales were properly included in the accrual for allowances.

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
February 29, 2024
We have served as the Company's auditor since 2021

OLAPLEX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$466,400	$322,808
Accounts receivable, net of allowances of $21,465 and $19,198	40,921	46,220
Inventory	95,922	144,425
Other current assets	9,953	8,771
Total current assets	613,196	522,224
Property and equipment, net	930	1,034
Intangible assets, net	947,714	995,028
Goodwill	168,300	168,300
Other assets	10,198	11,089
Total assets	$1,740,338	$1,697,675

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$7,073	$9,748
Sales and income taxes payable	9,067	3,415
Accrued expenses and other current liabilities	20,576	17,107
Current portion of long-term debt	6,750	8,438
Current portion of Related Party payable pursuant to Tax Receivable Agreement	12,675	16,380
Total current liabilities	56,141	55,088
Long-term debt	649,023	654,333
Deferred tax liabilities	3,016	1,622
Related Party payable pursuant to Tax Receivable Agreement	185,496	205,675
Other liabilities	1,694	—
Total liabilities	$895,370	$916,718

Contingencies (Note 14)

Stockholders’ equity (Notes 1 and 12):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 660,731,935 and 650,091,380 shares issued and outstanding as of December 31, 2023 and 2022, respectively	671	649
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	316,489	312,875
Accumulated other comprehensive income	1,365	2,577
Retained earnings	526,443	464,856
Total stockholders’ equity	844,968	780,957
Total liabilities and stockholders’ equity	$1,740,338	$1,697,675

The accompanying notes are an integral part of these Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share amounts)

	For the years ended December 31,
	2023	2022	2021
Net sales	$458,300	$704,274	$598,365
Cost of sales:
Cost of product (excluding amortization)	131,323	177,221	116,554
Amortization of patented formulations	8,345	7,500	7,989
Total cost of sales	139,668	184,721	124,543
Gross profit	318,632	519,553	473,822
Operating expenses:
Selling, general, and administrative	168,942	113,877	98,878
Amortization of other intangible assets	41,468	41,282	40,790
Total operating expenses	210,410	155,159	139,668
Operating income	108,222	364,394	334,154
Interest expense	(57,954)	(43,953)	(61,148)
Interest income	18,828	2,775	—
Other income (expense), net
Loss on extinguishment of debt	—	(18,803)	—
Tax receivable agreement liability adjustment	7,404	3,084	3,615
Other income (expense), net	220	(2,256)	(1,012)
Total other income (expense), net	7,624	(17,975)	2,603
Income before provision for income taxes	76,720	305,241	275,609
Income tax provision	15,133	61,169	54,825
Net income	$61,587	$244,072	$220,784

Net income per share:
Basic	$0.09	$0.38	$0.34
Diluted	$0.09	$0.35	$0.32

Weighted average common shares outstanding:
Basic	654,592,923	649,092,846	648,166,472
Diluted	677,578,245	691,005,846	689,923,792

Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives, net of income tax effect	$(1,212)	$2,577	$—
Total other comprehensive (loss) income	(1,212)	2,577	—
Comprehensive income	$60,375	$246,649	$220,784

The accompanying notes are an integral part of these Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(amounts in thousands, except number of shares)

	Common Stock
Stockholder’s Equity	Shares (Note 1)	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance – January 1, 2021	647,888,387	$648	$530,025	$—	$—	$530,673
Issuance of common stock	236,255	—	633	—	—	633
Net income	—	—	—	—	220,784	220,784
Tax receivable agreement	—	—	(232,893)	—	—	(232,893)
Share-based compensation expense	—	—	3,963	—	—	3,963
Exercise of stock options	669,399	—	1,138	—	—	1,138
Balance – December 31, 2021	648,794,041	$648	$302,866	$—	$220,784	$524,298
Net income	—	—	—	—	244,072	244,072
Conversion of cash-settled units to stock-settled stock appreciation rights	—	—	1,632	—	—	1,632
Exercise of stock-settled stock appreciation rights	214,380	—	638	—	—	638
Shares withheld and retired on exercise of stock-settled stock appreciation rights	(106,722)	—	(1,412)	—	—	(1,412)
Share-based compensation expense	—	—	7,275	—	—	7,275
Exercise of stock options	1,189,681	1	1,876	—	—	1,877
Unrealized gain on derivatives (net of taxes)	—	—	—	2,577	—	2,577
Balance – December 31, 2022	650,091,380	$649	$312,875	$2,577	$464,856	$780,957
Net income	—	—	—	—	61,587	$61,587
Exercise of stock-settled stock appreciation rights	109,620	—	326	—	—	$326
Shares withheld and retired on exercise of stock-settled stock appreciation rights	(83,501)	—	(390)	—	—	$(390)
Share-based compensation expense	—	—	9,072	—	—	$9,072
Exercise of stock options	23,396,654	22	18,701	—	—	$18,723
Shares withheld and retired on exercise of stock options	(12,782,218)	—	(24,095)	—	—	$(24,095)
Unrealized gain on derivatives (net of taxes)	—	—	—	(1,212)	—	$(1,212)
Balance – December 31, 2023	660,731,935	$671	$316,489	$1,365	$526,443	$844,968

The accompanying notes are an integral part of these Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$61,587	$244,072	$220,784
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Amortization of patent formulations	8,345	7,500	7,989
Amortization of other intangibles	41,468	41,282	40,790
Inventory write-off and disposal	15,227	8,180	—
Depreciation of fixed assets	479	363	162
Amortization of debt issuance costs	1,812	1,543	2,830
Deferred taxes	1,774	9,179	2,486
Tax receivable agreement liability adjustment	(7,404)	(3,084)	(3,615)
Share-based compensation expense	9,072	7,275	3,963
Loss on extinguishment of debt	—	18,803	—
Other operating	1,060	412	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,299	(5,441)	(26,402)
Inventory	34,599	(52,640)	(63,724)
Other current assets	(1,366)	850	(7,199)
Accounts payable	(2,675)	(9,419)	2,352
Accrued expenses, sales tax and income tax payable	8,722	(7,322)	19,613
Other assets and liabilities	(467)	(6,229)	—
Net cash provided by operating activities	177,532	255,324	200,029

Cash flows from investing activities:
Purchase of property and equipment	(375)	(650)	(875)
Purchase of intangible assets	(500)	—	—
Purchase of software	(2,739)	(2,032)	(890)
Purchase of investment in nonconsolidated entity	—	—	(4,500)
Net cash used in investing activities	(3,614)	(2,682)	(6,265)

Cash flows from financing activities:
Proceeds from the issuance of stock	—	—	633
Proceeds from exercise of stock options	4,974	1,876	1,138
Principal payments of Term Loan	(8,438)	(780,380)	(20,111)
Payment related to shares withheld and retired to cover tax withholding obligations for options	(10,346)	—	—
Payment related to shares withheld and retired to cover tax withholding obligation for SARs	(64)	(774)	—
Payment to pre-IPO stockholders pursuant to tax receivable agreement	(16,452)	—	—
Proceeds from the issuance of Term Loan	—	675,000	—
Payments of debt issuance costs	—	(11,944)	—
Net cash used in financing activities	(30,326)	(116,222)	(18,340)

Net increase in cash and cash equivalents	143,592	136,420	175,424
Cash and cash equivalents - beginning of period	322,808	186,388	10,964
Cash and cash equivalents - end of period	$466,400	$322,808	$186,388

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,738	$59,922	$33,812
Cash paid during the year for interest	$59,595	$41,226	$58,316
Supplemental disclosure of noncash activities:
Offering and strategic transition costs included in accounts payable and accrued expenses	$—	$—	$243
Increase in Related Party payable pursuant to Tax Receivable Agreement	$—	$—	$232,893
Noncash exercise of stock options	$13,749	$—	$—
Cash Settled units liability reclassification to additional paid in capital	$—	$1,632	$—
Assets acquired under operating lease	$2,128	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
NOTE 1- NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Olaplex Holdings, Inc. (“Olaplex Holdings” and, together with its subsidiaries, the “Company”) is a Delaware corporation that was incorporated on June 8, 2021. Olaplex Holdings is organized as a holding company and operates indirectly through Olaplex, Inc., its wholly owned indirect subsidiary, which conducts business under the name “Olaplex”. Olaplex is an innovative, science-enabled, technology-driven beauty company that is focused on delivering its patent-protected prestige hair care products to professional hair salons, retailers and everyday consumers. Olaplex develops, manufactures and distributes a line of hair care products developed to address three key uses: treatment, maintenance and protection.
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
Initial Public Offering
On October 4, 2021, Olaplex Holdings completed an initial public offering of shares of its common stock (the “IPO”). All shares sold in the IPO were sold by certain existing stockholders of Olaplex Holdings. The Company did not receive any proceeds from the IPO.
Reorganization Transactions
Prior to the IPO, Penelope Group Holdings, L.P. was the direct parent of Penelope Holding Corp. (“Penelope”), which is the indirect parent of Olaplex, Inc., the Company’s primary operating subsidiary. In connection with the IPO, the Company completed an internal corporate reorganization (the “Reorganization Transactions”), pursuant to which, among other things, (i) Olaplex Holdings, Inc. became an indirect parent of Olaplex, Inc., and (ii) the Company entered into an income tax receivable agreement (“the Tax Receivable Agreement”) under which the Company is required to pay to the former limited partners of Penelope Group Holdings, L.P. and holders of options to purchase shares of common stock of Penelope (collectively the “Pre-IPO Stockholders”) that were vested prior to the Reorganization Transactions, 85% of the cash savings, if any, in U.S. federal, state or local tax that the Company actually realizes on its taxable income following the IPO as specified in the Tax Receivable Agreement.
The financial statements for prior periods give effect to the Reorganization Transactions, including (i) the exchange of units of Penelope Group Holdings, L.P. for shares of common stock of Olaplex Holdings, Inc. at an overall exchange ratio of one-for-675, and (ii) the conversion of options and cash-settled units of Penelope into options and cash-settled units of Olaplex Holdings at a conversion rate of one-for-675, with a corresponding adjustment to the exercise price and base price, respectively, as discussed in “Note 11. Share-Based Compensation”. All share and earnings per share amounts presented herein have been retroactively adjusted to give effect to the Reorganization Transactions as if they occurred in all prior periods presented.
For the periods prior to the Reorganization Transactions, Penelope and its subsidiaries, including Olaplex, Inc., are consolidated in the consolidated financial statements of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Combination
The 2023, 2022 and 2021 Consolidated Financial Statements cover Olaplex, Inc. and its wholly owned subsidiary, Olaplex UK Limited, a private limited company incorporated in England and Wales. The accompanying 2023, 2022 and 2021 Consolidated Financial Statements reflect the financial position, results of operations and comprehensive income, and cash flows of Olaplex Holdings, Inc. and its wholly owned subsidiaries on a consolidated basis. All intercompany account balances and transactions have been eliminated.
Estimates and Assumptions
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns, allowance for promotions, and refunds; loss contingencies; the fair value of share-based options and stock settled stock appreciation rights (“SARs”); the fair value of and/or potential impairment of goodwill and intangible assets for the Company’s reporting unit; the fair value of the Company’s interest rate cap; useful lives of the Company’s tangible and intangible assets; estimated income tax expense and tax payments; future payment obligations under the Tax Receivable Agreement; the net realizable value of, and demand for the Company’s inventory. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash balances at several high credit quality financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”). At times, such cash balances may be in excess of the $250 FDIC insurance limit. As of December 31, 2023 and December 31, 2022, the Company has cash equivalents of $466,400 and $322,808, respectively. The Company has not experienced any losses in such accounts.
Accounts Receivable – net
Accounts receivable are recorded at net realizable value. The Company has recorded an accrual for reductions to prices for agreed-upon deductions, including allowances for advertising, damages, promotions, and returns. As of December 31, 2023 and December 31, 2022, the accrued allowances were $21,465 and $19,198 respectively. As of December 31, 2023 and December 31, 2022, the Company did not have an allowance for doubtful accounts. In arriving at this conclusion, the Company evaluated historical losses, and the likelihood of future losses, age of receivables, adverse situations that may affect a customer’s ability to repay and prevailing economic conditions in accordance with ASC 326. The Company has generally not experienced difficulties collecting from customers in a timely manner.
Inventory
Inventory includes inventory that is salable or usable in future periods and is stated at the lower of cost or net realizable value using the average cost method. Cost components include raw materials and finished goods. The finished goods are produced at third-party contract manufacturers. The Company allocates the amortized cost of its patented formulation to finished goods inventory. Management estimates an allowance for excess and obsolete inventory based on a calculation of excess on hand quantities of slow-moving inventory. For the year ended December 31, 2023, the Company recorded a $15.2 million allowance for excess and obsolete inventory. For the years ended December 31, 2022 and 2021 no material allowance for excess and obsolete inventory was recorded.
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
Impairment of Long-Lived Assets
The Company reviews long-lived tangible and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate it utilizes to evaluate potential investments. No tangible and intangible asset impairment was recorded for fiscal years ended December 31, 2023 and December 31, 2022.
Fair value measurements are based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement. Significant changes in the underlying assumptions used to value long-lived assets could significantly increase or decrease the fair value estimates used for impairment assessments.
Debt Issuance Costs
Original issue discount costs and third-party issue costs incurred in connection with the issuance of long-term debt are deferred and amortized over the life of the associated debt instrument on a straight-line basis, in a manner that approximates the effective interest method. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from the long-term debt. As of December 31, 2023 and December 31, 2022, the Company had $8,589 and $10,402 of unamortized deferred financing costs related to its credit facilities.
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

Deferred Revenue
Amounts received from international customers in the form of cash pre-payments to purchase goods are recorded as deferred revenue for contract liabilities until the goods are shipped, including unredeemed gift cards. The Company’s deferred revenue balance was $1,051 and $2,015 as of December 31, 2023 and December 31, 2022, respectively (see “Note 8. Accrued Expenses and Other Current Liabilities”). Customer pre-payments and gift cards are included as accrued expenses and other current liabilities. Deferred revenue is included as accrued expenses and other current liabilities on the accompanying Consolidated Balance Sheets.

Foreign Currency Transactions
Assets and liabilities denominated in foreign currencies are converted to the functional currency at the applicable current rates, including the Company’s subsidiary, Olaplex UK Limited whose functional currency is in US dollars. All revenues and expenses associated with foreign currencies are converted at the rates of exchange prevailing when such transactions occur. The resulting exchange loss or gain is reflected in foreign currency exchange loss or gain recorded in other income (expense), net in the accompanying Statements of Operations and Comprehensive Income. Foreign exchange losses were $69, $2,025 and $1,027 for the years ended December 31, 2023, 2022 and 2021, respectively. Activity for comprehensive income related to foreign currency activity is not applicable for periods presented.
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
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value, which approximates fair value due to the short-term maturity. The Company’s long-term debt is recorded at its carrying value in the Consolidated Balance Sheets, which may differ from fair value. The Company’s interest rate cap is recorded at its Level 2 fair value in the Consolidated Balance Sheets.
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
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when or as performance obligations are satisfied
The Company recognizes revenue in the amount that reflects the consideration that the Company expects that it will be entitled to in exchange for transferring goods to its customers. Net sales are comprised of the transaction price from sales of products less expected allowances, including allowances for advertising, damages, promotions, discounts, and return rights. These allowances are estimated based on agreed-upon terms and the Company’s historical experience and are recorded as a reduction to sales and accounts receivable in the same period the related sales are recorded. The Company experienced returns of $9,155 and $9,983 during the years ended December 31, 2023 and 2022, respectively and immaterial returns for year ended 2021.

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the customers based on the terms of sale. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and the risks and rewards of ownership of the goods has been transferred to the customer. Generally, revenue from sales of merchandise to customers are recognized at a point in time, based on customer agreements and is recorded in the period the product is shipped or delivered in accordance with the shipping terms. For the Company’s Olaplex.com website transactions, revenue is recognized upon delivery to customers. The Company’s professional and retail distributors consist of local and international customers. Payments from certain international customers are due in advance. The Company records deferred revenue for contract liabilities from contracts with customers in which the customer prepays for the order. Other international and U.S.-based customer billings are invoiced and typically due within a contractually specified term. During 2023, 2022 and 2021, the Company did not have significant financing terms with its customers.
The Company has elected to account for shipping and handling as fulfillment activities and not as a separate performance obligation. As of December 31, 2023 and December 31, 2022, other than accounts receivable, the Company has no material contract assets. The Company had contract liabilities of $1,051 and $2,015 as of December 31, 2023 and 2022, respectively. Opening contract liability balances of $2,015, as of January 1, 2023, and $5,022, as of January 1, 2022, were recognized as net sales during the years ended December 31, 2023 and 2022 respectively.
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
The Company extends credit to customers in certain industries which may be affected by changes in economic or other external conditions. A small amount of the Company’s customers have net sales exceeding 10% of total net sales. During the year ended December 31, 2023, two customers represented 21% of the Company’s total net sales, in aggregate, and represented 20% of the Company’s total accounts receivable balance. During the year ended December 31, 2022, one customer represented 16% of the Company’s total net sales and represented an immaterial amount of the total accounts receivable balance. During the year ended December 31, 2021, two customers represented 25% of the Company’s total net sales, in aggregate, and represented 11% of the Company’s total accounts receivable balance. The Company has not experienced material bad debt losses due to this concentration.
The Company purchases its inventories for certain product categories from a small number of vendors. The Company’s largest vendor represented 32%, 49% and 59% of the Company’s inventory product purchases for the years ended December 31, 2023, 2022 and 2021, respectively.
One vendor manufactures products that accounted for more than 61%, 77% and 75% of the Company’s net sales for the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s products are also primarily manufactured and fulfilled by companies located in Southern California.
Marketing and Advertising
The Company expenses marketing and advertising costs as incurred. Selling, general, and administrative expenses include non-employee marketing and advertising expenses of $60,543, $24,864, and $11,137 for the years ended December 31, 2023, 2022 and 2021, respectively, in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Shipping and Fulfillment
Shipping and fulfillment costs incurred by the Company to ship to customers are expensed as incurred and are included in selling, general, and administrative expenses. Shipping and fulfillment costs were $10,697, $13,801, and $12,183 for the years ended December 31, 2023, 2022, and 2021, respectively, in the accompanying Consolidated Statements of Operations and Comprehensive income.
Share-Based Compensation
Share-based compensation options and RSUs granted to employees, non-employees and directors are measured at fair value at the respective grant dates and recognized as share-based compensation expense. Share-based compensation expense equal to the fair value of time-based service options that are expected to vest is estimated using the Black-Scholes model and recorded over the period the grants are earned, which is the requisite service period. The Company recognizes forfeitures as they occur.
Investment in Nonconsolidated Entity
The Company uses the cost method to account for its equity investment for which these equity securities do not have readily determinable fair values and for which the Company does not have the ability to exercise significant influence. Under the cost method of accounting, the Company’s investment is carried at cost and is adjusted only for other-than-temporary declines in fair value, additional investments, plus or minus changes from observable price changes in orderly transactions or distributions deemed to be a return of capital. There are no dividends or fair value adjustments recorded to date.
Tax Receivable Agreement
In connection with the Reorganization Transactions, the Company entered into the Tax Receivable Agreement under which the Company will be required to pay to the Pre-IPO Stockholders 85% of the federal, state or local tax cash savings that the Company actually realizes on its taxable income following the IPO, as a result of the amortization of intangible assets and capitalized transaction costs that existed as of the date of the IPO. Under the Tax Receivable Agreement, generally the Company will retain the benefit of the remaining 15% of the applicable tax savings.

The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the Company’s blended state tax rate and allocation of U.S. versus foreign sourced income may impact the established liability and changes to that established liability would be recorded to other income (expense) in the period the Company made the determination regarding the applicable change. The Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $198.2 million over the 12-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
Reclassifications
Certain amounts presented have been reclassified within “Note 8 - Accrued Expenses and Other Current Liabilities” as of December 31, 2023 to conform with the current period presentation, including a prior year reclassification from Other accrued expenses and current liabilities to Accrued advertising. The reclassifications occurred as a result of an increase in the significance of the current year amount. There was no change to the Consolidated Balance Sheet, Statements of Operations and Comprehensive Income, and Statement of Cash Flows from the reclassification.
Additionally, certain amounts presented have been reclassified within the “Consolidated Statements of Operations and Comprehensive Income” to conform with the current period presentation, including a prior year reclassification from Interest expense, net to Interest income for years ending December 31, 2023, 2022 and 2021. The reclassifications occurred as a result of an increase in the significance of the current year amount. There was no change to the Consolidated Balance Sheet, Statements of Operations and Comprehensive Income, and Statement of Cash Flows from the reclassification.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The new guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.
NOTE 3 – NET SALES
The Company distributes products in the U.S. and internationally through professional distributors in salons, directly to retailers for sale in their physical stores and e-commerce sites, and direct-to-consumer (“DTC”) through sales to third party e-commerce customers and through its own Olaplex.com website. As such, the Company’s three business channels consist of professional, specialty retail and DTC as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net sales by Channel:
Professional	$180,084	$300,472	$259,009
Specialty retail	135,079	235,310	175,799
DTC	143,137	168,492	163,557
Total net sales	$458,300	$704,274	$598,365
Net sales by major geographic region is based on the shipping address on record for the customer purchasing the Company’s products. During the years ended December 31, 2023, 2022 and 2021, the Company’s net sales to consumers in the United States and International regions were as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net sales by Geography:
United States	$207,677	$397,564	$344,656
International	250,623	306,710	253,709
Total net sales	$458,300	$704,274	$598,365
U.S. net sales for the years ended December 31, 2023, 2022 and 2021 included approximately $11.5 million, $10.2 million, and $8.1 million, respectively, of net sales to customers with U.S. shipping addresses who the Company expects will ultimately sell such products in international jurisdictions. United Kingdom (“U.K”) net sales for the years ended December 31, 2023, 2022 and 2021 were 8%, 10% and 14% of total net sales, respectively. No other international country exceeded 10% of total net sales for the years ended December 31, 2023, 2022 and 2021. Despite our customers geographic location the majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency.
NOTE 4 - INVENTORY
Inventory as of December 31, 2023 and December 31, 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Raw materials	$30,306	$36,194
Finished goods	65,616	108,231
Inventory	$95,922	$144,425
During the year ended December 31, 2023 the Company recorded inventory write-offs of $15.2 million due to reserves for product obsolescence. The Company did not record material write-offs for product obsolescence during the years ended December 31, 2022 and 2021.
NOTE 5 - INVESTMENT IN NONCONSOLIDATED ENTITY
The Company’s investment in and advances to its nonconsolidated entity as of December 31, 2023 and December 31, 2022 represents its investment in a limited liability company. The Company does not control or have significant influence over the operating and financial policies of this affiliate.
The Company accounts for this investment using the cost method and adjust only for other than temporary declines in fair value, additional investments, plus or minus changes from observable price changes in orderly transactions or distributions deemed to be a return of capital. The Company’s investment is classified as Other assets in its Consolidated Balance Sheets, and consists of the following:

	December 31, 2023	December 31, 2022
Capital contributions, net of distributions and impairments	$4,500	$4,500
Total investments in and advances to nonconsolidated affiliate	$4,500	$4,500

NOTE 6 – FAIR VALUE MEASUREMENT
Fair value measurements are established utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets; Level 2, defined as observable quoted prices for similar assets or liabilities in active markets and observable quoted prices for identical assets or liabilities in markets that are not active; and Level 3, defined as unobservable inputs that are not corroborated by market data. The Company’s Level 1 assets consist of its marketable securities. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

On August 11, 2022, the Company entered into an interest rate cap transaction (the “interest rate cap”) in connection with the 2022 Term Loan Facility, with a notional amount of $400 million. The interest rate cap was designated as a cash flow hedge. For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into Interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. The interest rate cap asset is measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value the interest rate cap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the interest rate cap utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to the interest rate cap was not significant to the overall valuation. As a result, the interest rate cap as of December 31, 2023 and December 31, 2022 was classified as Level 2 of the fair value hierarchy.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2023 and December 31, 2022 were as follows:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Interest rate cap at December 31, 2023	$2,391	$—	$2,391	$—
Interest rate cap at December 31, 2022	$5,042	$—	$5,042	$—

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised of the following:

	December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(151,475)	$800,525
Product formulations	15 years	136,500	(36,082)	100,418
Customer relationships	20 years	53,000	(10,541)	42,459
Software	3 years	5,660	(1,348)	4,312
Total finite-lived intangibles		1,147,160	(199,446)	947,714
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,315,460	$(199,446)	$1,116,014

	December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(113,394)	$838,606
Product formulations	15 years	136,000	(26,998)	109,002
Customer relationships	20 years	53,000	(7,892)	45,108
Software	3 years	2,922	(610)	2,312
Total finite-lived intangibles		1,143,922	(148,894)	995,028
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,312,222	$(148,894)	$1,163,328

The amortization of the Company’s brand name, customer relationships and software is recorded to Amortization of other intangible assets in the Consolidated Statements of Operations and Comprehensive Income. A portion of Amortization of patented formulations is capitalized to Inventory in the Consolidated Balance Sheets, and the remainder is recorded to Amortization of patented formulations in the Consolidated Statements of Operations and Comprehensive Income. Amortization of the Company’s definite-lived intangible assets for the years ended December 31, 2023, 2022 and 2021 is as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Amortization of patented formulations	$8,345	$7,500	$7,989

Amortization expense, brand name and customer relationships	40,730	40,730	40,730
Amortization expense, software	738	552	59
Amortization of other intangible assets	41,468	41,282	40,789

Amortization of patented formulations capitalized to inventory	$739	$1,566	$1,078

The estimated future amortization expense related to the finite-lived intangible assets as of December 31, 2023 is as follows:

Year ending December 31
2024	$52,274
2025	$51,168
2026	$50,359
2027	$49,833
2028	$49,830
Thereafter	$694,250
Total	$947,714
NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of December 31, 2023 and December 31, 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Accrued professional fees	$4,133	$3,187
Payroll liabilities	4,639	4,092
Accrued freight	1,229	3,283
Accrued advertising	6,348	1,356
Deferred revenue	1,051	2,015
Accrued interest	431	814
Other accrued expenses and current liabilities	2,745	2,360
Accrued expenses and other current liabilities	$20,576	$17,107
NOTE 9 - LONG-TERM DEBT
The Company’s Long-Term Debt as of December 31, 2023 and December 31, 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$663,188	$671,625
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(1)	—	—
Debt issuance costs	(7,415)	(8,854)
Total term loan debt	655,773	662,771
Less: Current portion	(6,750)	(8,438)
Long-term debt, net of debt issuance costs and current portion	$649,023	$654,333

(1) As of December 31, 2023 and December 31, 2022, the Company did not have any outstanding amounts drawn on the 2022 Revolver, including letters of credit and swingline loan sub-facilities. As of December 31, 2023, the Company had $150 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding debt under the 2022 Term Loan Facility was 9.0% per annum as of December 31, 2023. The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) adjusted term secured overnight financing rate (“SOFR”) (subject to a 0.50% floor with respect to the 2022 Term Loan Facility, and a 0% floor with respect to the 2022 Revolver) plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate (subject to a 0% floor) plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) (subject to a 1.50% floor with respect to the 2022 Term Loan Facility, and a 1.00% floor with respect to the 2022 Revolver) plus an additional interest rate spread.

Interest expense, net of interest income and inclusive of debt amortization, for the year ended December 31, 2023, 2022 and 2021 was $39,126, $41,178 and $61,148, respectively.

The fair value of the Company’s long-term debt is based on the market value of its long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of December 31, 2023, the carrying amount and estimated fair value of the Company’s long-term debt was $655.8 million and $615.1 million, respectively. As of December 31, 2022, the carrying amount and estimated fair value of the Company’s long-term debt was $662.8 million and $624.6 million, respectively.

Olaplex Holdings, Inc. and each of its wholly owned subsidiaries that are direct or indirect parent companies of Olaplex, Inc. are holding companies with no other meaningful operations, cash flows, assets or liabilities other than (i) the equity interests in Olaplex Inc. and (ii) with respect to Olaplex Holdings, Inc., liabilities associated with the Company's Tax Receivable Agreement. See “Note 2 - Summary of significant accounting policies”.
2020 Credit Agreement
On January 8, 2020, Olaplex, Inc., together with Penelope Intermediate Corp. acting as the parent guarantor, entered into a secured credit agreement (the “Original Credit Agreement”), consisting of a $450.0 million term loan facility (the “2020 Term Loan Facility”) and a $50.0 million revolving facility (the “2020 Revolver”), which included a $10.0 million letter of credit sub-facility and a $5.0 million swingline loan sub-facility. In addition, on December 18, 2020, Olaplex, Inc. entered into a First Incremental Amendment to the Original Credit Agreement (the “Amendment,” and together with the Original Credit Agreement, the “2020 Credit Agreement”) to increase the 2020 Term Loan Facility by $350.0 million and increase the 2020 Revolver capacity by $1.0 million to a revised $800.0 million 2020 Term Loan Facility and $51.0 million 2020 Revolver. The 2020 Credit Agreement was fully repaid and refinanced by the 2022 Credit Agreement. The unused balance of the 2020 Revolver as of December 31, 2021 was $51.0 million.

Under the Original Credit Agreement, Olaplex, Inc. incurred original issue discount (“OID”) costs of $10.0 million, and $0.53 million of third-party issuance costs. In connection with the incremental borrowing pursuant to the Amendment, Olaplex, Inc. incurred OID costs of $3.5 million and $1.6 million of third-party issue costs.

The 2020 Credit Agreement included reporting, financial, and maintenance covenants that require, among other things, for Olaplex, Inc. to comply with certain maximum secured leverage ratios, which Olaplex, Inc. was in compliance with on December 31, 2021. Substantially all the assets of Olaplex, Inc. constituted collateral under the 2020 Term Loan Facility and 2020 Revolver facilities.

2022 Credit Agreement
On February 23, 2022, Olaplex, Inc., an indirect wholly owned subsidiary of Olaplex Holdings, Inc., together with Penelope Intermediate Corp. acting as the parent guarantor, entered into a Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”), by and among Olaplex, Inc., Penelope Intermediate Corp, Goldman Sachs Bank USA (“Goldman Sachs”), as administrative agent (the “Administrative Agent”), collateral agent and swingline lender, and each lender and issuing bank from time to time party thereto (the “Lenders”). The 2022 Credit Agreement refinanced and replaced the 2020 Credit Agreement with a seven-year $675.0 million senior-secured term loan facility (the “2022 Term Loan Facility”) and a five-year $150.0 million senior-secured revolving credit facility (the “2022 Revolver”), which includes a $25.0 million letter of credit sub-facility and a $25.0 million swingline loan sub-facility.
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
The 2022 Term Loan Facility bears interest at a rate of one-month adjusted SOFR + initially 3.75% per annum (with a 0.25% leverage based step-down, tied to achieving a first lien net leverage ratio of 1.20x), and matures on February 23, 2029. The 2022 Revolver bears interest at a rate of adjusted SOFR for dollar denominated borrowings + initially 3.75% (with a 0.25% leverage based step-down, tied to achieving a first lien net leverage ratio of 1.20x), and matures on February 23, 2027. The 2022 Term Loan Facility is repayable in mandatory quarterly installments equal to $1,688, with the balance payable at maturity. The 2022 Term Loan Facility and 2022 Revolver can each be prepaid at any time without any penalty or premium (subject to any applicable breakage costs). The 2022 Term Loan Facility is subject to customary mandatory prepayments with respect to excess cash flow, net proceeds from non-ordinary course asset dispositions and the issuance of additional non-permitted debt or certain refinancing debt, in each case as set forth in the 2022 Credit Agreement.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict Olaplex, Inc.’s ability to (subject to certain exceptions) (i) pay dividends and distributions or repurchase its capital stock, (ii) prepay, redeem, or repurchase certain indebtedness, (iii) incur additional indebtedness and guarantee indebtedness, (iv) create or incur liens, (v) engage in mergers, consolidations, liquidations or dissolutions, (vi) sell, transfer or otherwise dispose of assets, (vii) make investments, acquisitions, loans or advances and (viii) enter into certain transactions with affiliates. The 2022 Credit Agreement also includes, among other things, customary affirmative covenants (including reporting covenants) and events of default (including a change of control) for facilities of this type. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. Such affirmative and negative covenants and events of default are substantially similar to those contained in the 2020 Credit Agreement, subject to certain exceptions and thresholds set forth in the 2022 Credit Agreement. The Company was in compliance with these affirmative and negative covenants on December 31, 2023.

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
Interest Rate Cap Transaction
The Company’s results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement, including the 2022 Term Loan Facility. The Company may, from time to time, utilize interest rate derivatives in an effort to add stability to interest expense and to manage its exposure to interest rate movements. On August 11, 2022, the Company entered into an interest rate cap transaction in connection with the 2022 Term Loan Facility, with a notional amount of $400 million. The interest rate cap expires on July 31, 2024. Fair value and the related classification of the Company’s interest rate cap is discussed in Note 6 - Fair Value Measurement.
During the year ended December 31, 2023, the Company’s interest rate cap generated an unrecognized pre-tax loss of $1.8 million, recorded in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets. During the same period, the Company also recognized a $4.2 million reduction in interest expense related to the Company’s receipt of funds as a result of an interest rate cap settlement with the Company’s counterparty, partially offset by $1.1 million of interest expense related to amortization of the interest rate cap premium paid by the Company in connection with the interest rate cap.

During the year ended December 31, 2022, the Company’s interest rate cap generated an unrecognized pre-tax gain of $3.4 million, recorded in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets. During the same period, the Company also recognized Interest expense of $0.4 million related to amortization of the interest rate cap premium paid by the Company in connection with the interest rate cap.
The Company performed an initial effectiveness assessment on the interest rate cap and determined it to be an effective hedge of the cash flows related to the interest rate payments on the 2022 Term Loan Facility. The hedge is evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in Accumulated other comprehensive income and periodic settlements of the interest rate cap will be recorded in Interest expense, net along with the interest on amounts outstanding under the 2022 Term Loan Facility. Payment of the up-front premium of the interest rate cap is included within Other assets and liabilities within cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows.
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

NOTE 10 - INCOME TAXES
The Company’s breakdown of its income before provision for income taxes for the years ended December 31, 2023, 2022 and 2021 is as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
U.S.	$76,580	$305,192	$275,554
Foreign	140	49	55
Total income before taxes	$76,720	$305,241	$275,609
The components of the provision for income taxes were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Current provision:
Federal	$10,701	$44,063	$44,660
State & Local	2,618	7,918	7,668
Foreign	40	9	11
Total current provision	13,359	51,990	52,339
Deferred provision:
Federal	1,395	8,172	2,772
State & Local	379	1,007	(286)
Foreign	—	—	—
Total deferred provision	1,774	9,179	2,486
Total provision for income taxes	$15,133	$61,169	$54,825

Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred Tax Assets:	December 31, 2023	December 31, 2022
Inventory adjustments	$4,248	$1,289
Capitalized transaction costs	2,301	2,667
Deferred revenue	150	424
Accrued expenses and other current liabilities	4,264	3,488
Capitalized research & development expense	2,249	1,273
Interest expense limitation	3,297	—
Lease liability	473	—
Share-based compensation	2,307	1,380
Other	176	—
Total deferred tax assets	$19,465	$10,521

Deferred tax liabilities:
Intangible assets	$10,128	$2,484
Goodwill	9,128	6,962
Other current assets	1,175	1,141
Fixed assets	1,169	769
Right of use asset	473	—
Unrealized gain on derivatives	408	787
Total deferred tax liabilities	22,481	12,143
Net deferred tax (liabilities) assets	$(3,016)	$(1,622)

The following table provides a reconciliation between the U.S. federal statutory rate and the Company’s effective tax rates for the years ended December 31, 2023, 2022 and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign derived intangible income deduction	(3.9)%	(2.9)%	(3.0)%
State and local income taxes, net of federal benefit	4.0%	2.3%	2.6%
Share-based compensation	(0.1)%	(0.4)%	(1.2)%
Tax Receivable Agreement	(2.0)%	(0.2)%	(0.3)%
Other	0.7%	0.2%	0.8%
Effective Tax Rate	19.7%	20.0%	19.9%

In 2023, the effective tax rate was lower than the U.S. Federal statutory tax rate primarily due to the foreign derived intangible income (“FDII”) deduction, and the non-taxable income associated with the Tax Receivable Agreement, partially offset by the effect of state and local income taxes. The FDII deduction results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate. In 2022 and 2021 the effective tax rate was lower than the U.S. federal statutory tax rate primarily due to the FDII deduction and excess tax benefits associated with share-based compensation, partially offset by the effect of state and local income taxes.
The Company assesses positive and negative evidence for each jurisdiction to determine whether it is more likely than not that existing deferred tax assets will be realized. As of December 31, 2023 and 2022, no valuation allowance was recorded as the Company has concluded that its net deferred tax assets are more likely than not to be realized.
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority based on the technical merits. The Company had no uncertain tax positions as of December 31, 2023 and 2022, and does not expect any significant change in its unrecognized tax benefits within the next 12 months.
In the normal course of business, the Company and its subsidiaries may be examined by various taxing authorities, including the U.S. Internal Revenue Service. As of December 31, 2023, the Company remained subject to examination in the U.S. and the U.K. for the 2020 through 2023 tax years.
Tax Receivable Agreement
During the year ended December 31, 2023 and 2022, the Company had a net payment to the Pre-IPO Stockholders of $16.6 million and $4.2 million, respectively, as required pursuant to the terms of the Tax Receivable Agreement. The tax liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the Company’s blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other (expense) income in the period the Company made the determination. The Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $198.2 million over the 12-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in fiscal year 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
The Tax Receivable Agreement payment obligation was recorded as of September 30, 2021 as a non-current liability of $232.9 million on the Consolidated Balance Sheet, with a corresponding decrease in Additional paid-in capital. During the fourth quarters of 2023, 2022 and 2021, the Company recognized other income of $7.4 million, $3.1 million and $3.6 million, respectively, for reductions to the liability for the Tax Receivable Agreement resulting primarily from an update to the blended state income tax rate and a decrease in the effective federal tax rate used to measure the obligation. The decrease in the effective federal tax rate was due to an increase in the portion of federal taxable income that is eligible for the FDII deduction. The adjusted liability as of December 31, 2023 is recorded as $198.2 million, of which $185.5 million was recorded in long term liabilities and $12.7 million was recorded in current liabilities. The adjusted liability as of December 31, 2022 was recorded as $222.1 million, of which $205.7 million was recorded in long term liabilities and $16.4 million was recorded in current liabilities.
NOTE 11 – SHARE-BASED COMPENSATION

2021 Equity Incentive Plan
On September 17, 2021, the Company adopted the Olaplex Holdings 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance awards, and other stock-based awards to employees, directors and consultants of the Company and its subsidiaries. The number of shares of common stock originally authorized under the 2021 Plan (subject to adjustment as described in the next paragraph below) was 92,292,025 shares of common stock, plus the number of shares of common stock underlying awards granted under the Penelope Holdings Corp. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) that on or after September 17, 2021 expire or become unexercisable, are forfeited to, or repurchased for cash by, the Company, are settled in cash, or otherwise become available again for grant. As of December 31, 2023, a total of 111,794,766 shares have been authorized for issuance under the 2020 Plan and 2021 Plan, with 70,512,560 shares available for issuance under the 2021 Plan and no shares available for issuance under the 2020 Plan.
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

2020 Equity Incentive Plan
On August 2, 2023, the Company adopted the Amended and Restated 2020 Omnibus Equity Incentive Plan, effective September 27, 2021, which amended and restated the 2020 Plan solely to reflect the Reorganization Transactions and the assumption by the Company of the 2020 Plan.
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
Outstanding Option Grants and SARs
As of December 31, 2023, there were outstanding options to purchase an aggregate of 15,786,501 shares, with 5,639,748 shares outstanding issued under the 2021 Plan and 10,146,753 shares outstanding issued under the 2020 Plan. As of December 31, 2023, there were forfeited options to purchase an aggregate of 14,736,290 shares, with 12,373,790 options forfeited under the 2021 Plan and 2,362,500 options forfeited under the 2020 Plan.
The following tables summarize the stock options, cash-settled units and stock-settled SARs activity for the years ended December 31, 2023 and 2022:

	Time-based options and stock-settled SARs			Performance-based options			Cash-settled units converted to stock-settled SARs
	Number of options and stock-settled SARs	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number of options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Time based	Performance based
Outstanding at December 31, 2022	41,023,493	$1.46	$162,748	3,773,876	$1.06	$15,034	—	—
Granted	4,334,788	2.58	—	—	—	—	—	—
Cancelled/Forfeited	(9,923,410)	1.18	—	—	—	—	—	—
Options Exercised and Issued for Shares	(7,516,627)	0.91	32,185	(3,013,781)	0.84	6,727	—	—
Options Withheld and Cancelled	(12,782,218)	0.76	—	—	—	—	—	—
SARS Exercised	(26,119)	2.97	186	—	—	—	—	—
SARs Withheld and Cancelled	(83,501)	2.97	—	—	—	—	—	—
Outstanding at December 31, 2023	15,026,406	$2.35	$9,009	760,095	$2.03	$601	—	—
Vested and Exercisable	4,083,463	$3.04	$3,631	760,095	$2.03	$601	—	—

	Time-based options and stock-settled SARs			Performance-based options			Cash-settled units converted to stock-settled SARs
	Number of options and stock-settled SARs	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number of options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Time based	Performance based
Outstanding at December 31, 2021	42,687,518	$1.24	$798,404	3,979,461	$1.17	$111,278	596,700	306,450
Granted	1,030,000	8.83	—	—	—	—	—	—
Cancelled/Forfeited	(2,382,500)	1.19	—	—	—	—	(10,800)	(5,400)
Converted Cash Settled Units	886,950	2.97	—	—	—	—	(585,900)	(301,050)
Options Exercised and Issued for Shares	(984,095)	1.26	5,280	(205,585)	3.12	2,274	—	—
SARS Exercised	(107,658)	2.97	2,243	—	—	—	—	—
SARs Withheld and Cancelled	(106,722)	2.97	—	—	—	—	—	—
Outstanding at December 31, 2022	41,023,493	$1.46	$162,748	3,773,876	$1.06	$15,034	—	—
Vested and Exercisable	13,595,012	$1.07	$58,178	3,773,876	$1.06	$15,034	—	—

The total fair value of options vested during the year ended December 31, 2023 and 2022 was $5,346 and $3,367, respectively. The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option.
Restricted Stock Units
During the year ended December 31, 2023, the Company issued time-based restricted stock units (“RSUs”) to its non-employee directors pursuant to the 2021 Plan. The RSUs granted to the Company’s non-employee directors vest on the first anniversary of the date of grant, subject to the non-employee director’s continued service through such date. Upon vesting, one share of the Company’s common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company's stock at the date of grant, and expense is recognized straight line over the vesting period.
Additionally during the year ended December 31, 2023 the Company issued RSUs to eligible employees. The vesting period of these awards range from one to four years. Upon vesting, one share of the Company’s common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company's stock at the date of grant, and expense is recognized straight line over the vesting period.

The table below summarizes the status of the Company’s time-based RSUs activity for the year ended December 31, 2023;

	Time-based restricted stock units
	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Unvested Shares at December 31, 2022	83,964	$17.27
Granted	7,126,999	3.00
Vested	(83,964)	17.27
Forfeited	(312,642)	3.78
Outstanding at December 31, 2023	6,814,357	$2.96

The following table summarizes share-based compensation expense and the weighted average grant date fair value of options granted for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Share-based compensation expense	$9,072	$7,275	$3,963
Unrecognized compensation costs of stock options	13,015	17,968	11,638
Unrecognized compensation costs of restricted stock unit awards	16,816	795	—
Weighted average remaining recognition period, time-based options (years)	1.51 years	2.48 years	3.31 years
Weighted average remaining recognition period, performance-based options (years)	0.00	0.00	0.00
Weighted average remaining recognition period, RSU Awards (years)	0.60	0.55	0.00
The fair value of time-based options granted was calculated using the following assumptions during the years ended December 31, 2023, 2022 and 2021:

Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Expected term (years)	6.25	6.25	6.25 - 7.00
Expected volatility (%)	38 - 40	37 - 42	25 - 30
Risk-free interest rate (%)	4.22 - 4.26	1.58 - 2.82	1.07 - 1.62
Expected dividend yield (%)	—	—	—
The Company did not grant any performance-based options during the year ended December 31, 2023 and 2022. The fair value of performance-based options granted were calculated using the following assumptions during the years ended December 31 2021:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Expected term (years)	0.00	0.00	0.40
Expected volatility (%)	—	—	30
Risk-free interest rate (%)	—	—	1.48 - 1.62
Expected dividend yield (%)	—	—	49
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
NOTE 12 - EQUITY
During the year ended December 31, 2023, the Company issued 109,620 shares of its common stock upon vesting and settlement of net stock-settled SARs. The Company withheld 83,501 of such shares of its common stock for the net settlement of SARs for payment of exercise price and taxes related to such SARs, which were accounted for as a share retirement.
Additionally, during the year ended December 31, 2023, the Company issued 23,396,654 shares of its common stock as a result of stock options exercised. The Company withheld 12,782,218 of such shares of its common stock for the net settlement payment of exercise price and taxes related to options exercised, which were accounted for as a share retirement.
During the year ended December 31, 2022, the Company converted 886,950 cash-settled units into SARs, with a fair value liability of $1,632 and reclassified from Accrued expenses and other current liabilities to additional paid-in capital. The Company issued 214,380 shares of its common stock upon vesting and settlement of net stock-settled SARs. The Company withheld 106,722 of such shares of its common stock for the net settlement of SARs for payments of exercise price and taxes related to such SARs, which were accounted for as a share retirement.
Additionally, during the year ended December 31, 2022, the Company issued 1,189,681 shares of its common stock as a result of stock options exercised.
NOTE 13 - RELATED PARTY TRANSACTIONS
In July 2020, the Company entered into an agreement with CI&T, an information technology and software company, in which certain investment funds affiliated with Advent International L.P., the holder of a majority of the Company’s common stock (collectively the “Advent Funds”), hold a greater than 10% equity interest. During the fiscal years ended December 31, 2023, 2022 and 2021, the Company paid CI&T $12, $367, and $195 respectively, for services related to the development, maintenance and enhancement of the Olaplex professional application, as well as other digital marketing services, all of which were negotiated on an arm’s length basis and on market terms.
Tax Receivable Agreement
In connection with the Reorganization Transactions, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Tax Receivable Agreement”. During the year ended December 31, 2023 and 2022, the Company made a payment to the Pre-IPO Stockholders of $16.6 million and $4.2 million, respectively as required pursuant to the terms of the Tax Receivable Agreement.
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

Pending Legal Proceedings:

On November 17, 2022, a putative securities class action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, captioned Lilien v. Olaplex Holdings, Inc. et al., No. 2:22-cv-08395. A consolidated complaint was filed on April 28, 2023, which names as additional defendants the underwriters for the Company’s IPO and various stockholders that sold shares of common stock of the Company in the IPO. The action is brought on behalf of a putative class of purchasers of the Company’s common stock in or traceable to the Company’s IPO and asserts claims under Sections 11, 12, and 15 of the Securities Act of 1933. The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. The defendants moved to dismiss the consolidated complaint on July 19, 2023. The court held a hearing on the defendants’ motions to dismiss on October 16, 2023, and a decision has yet to be issued. The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement regarding the claims asserted in this action. The Company intends to vigorously defend the pending lawsuit.

On November 15, 2023, a purported derivative action was filed against the Company, Advent International Corporation, and certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California, captioned Ciuffo v. Dagousset, et al., No. 2:23-cv-09712-SVW-SK. This action is premised on allegations similar to those asserted in the Lilien federal securities litigation. On February 1, 2024, the parties filed a joint stipulation to stay the purported derivative action pending a decision on the motions to dismiss filed in the Lilien federal securities action.
On February 9, 2023, twenty-eight plaintiffs filed Albahae, et al. v. Olaplex Holdings, Inc., et al., No. 2:23-cv-00982, a complaint alleging personal and economic injury and asserting claims for breach of warranty, negligence/gross negligence, products liability, unjust enrichment, and violations of California False Advertising Law and Unfair Competition Law, against the Company and Cosway Company, Inc., the Company’s primary contract manufacturer, in the United States District Court for the Central District of California. On March 2, 2023, the plaintiffs amended the complaint to include seventy-three additional plaintiffs. The plaintiffs allege that certain ingredients used in some Company products have purportedly caused irritation or posed a hazard to consumers, and that the Company engaged in misrepresentation with respect to those products. The plaintiffs seek actual and consequential damages, punitive damages, restitution in the form of disgorgement of profits, attorneys’ fees and costs, and any other relief that the court determines is appropriate. On April 17, 2023, the Company moved to dismiss and to sever the plaintiffs’ claims. On July 11, 2023, the Court granted the Company’s motion to sever and dismissed all but the first named plaintiff. The Court also dismissed the operative complaint with leave to re-file on the grounds that it now contained allegations that were not relevant to the claims of the one, remaining plaintiff. On July 24, 2023, the remaining plaintiff filed a notice, voluntarily dismissing her claims without prejudice. As of the date of issuance of these consolidated financial statements, none of the plaintiffs have re-filed their claims.
Any potential loss associated with these pending legal proceedings is not probable or reasonably estimable at this time.
As of December 31, 2023 and December 31, 2022, the Company was not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably. During the year ended December 31, 2021, the Company expensed approximately $14,250 included in selling, general and administrative costs in the accompanying consolidated financial statements associated with the amounts paid by the Company in connection with the final resolution of certain litigation and contingency matters involving a predecessor entity to the Company, as required pursuant to the purchase agreement with respect to the 2020 acquisition of the legacy Olaplex business.

NOTE 15 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Numerator:
Net income	$61,587	$244,072	$220,784

Denominator:
Weighted average common shares outstanding – basic	654,592,923	649,092,846	648,166,472
Dilutive common equivalent shares from equity options and awards	22,985,322	41,913,000	41,757,320
Weighted average common shares outstanding – diluted	677,578,245	691,005,846	689,923,792

Net income per share:
Basic	$0.09	$0.38	$0.34
Diluted	$0.09	$0.35	$0.32
Options to purchase 4,372,562, 1,194,967 and zero shares of the Company’s common stock for the twelve months ended December 31, 2023, 2022 and 2021, were not included in the computation of diluted net income per share because the exercise prices of these options were greater than the average market price per share of the Company’s common stock for the applicable period, and therefore would have been anti-dilutive.

NOTE 16 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The Condensed Financial Statements of Olaplex Holdings, Inc. (parent company only) are presented below:
OLAPLEX HOLDINGS, INC.
SCHEDULE I - PARENT COMPANY CONDENSED BALANCE SHEET
(amounts in thousands, except shares)

	December 31,	December 31,
	2023	2022*

Assets
Investment in subsidiaries	$1,058,308	$998,751
Prepaid expenses	146	—
Income tax receivable	—	4,464
Deferred income tax asset	446	436
Total assets	$1,058,900	$1,003,651

Liabilities and stockholders' equity
Current Liabilities:
Accrued expenses and other current liabilities	$2,435	$639
Due to affiliates	13,326	—
Current portion of Related Party payable pursuant to Tax Receivable Agreement	12,675	16,380
Total current liabilities	28,436	17,019
Related Party payable pursuant to Tax Receivable Agreement	185,496	205,675
Total liabilities	213,932	222,694

Stockholders' equity:
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 660,731,935 and 650,091,380 shares issued and outstanding as of December 31, 2023 and 2022, respectively	671	649
Additional paid-in capital	475,079	471,465
Accumulated other comprehensive income	1,365	2,577
Retained Earnings	367,853	306,266
Total stockholders' equity	844,968	780,957
Total liabilities and stockholders' equity	$1,058,900	$1,003,651

*See Note 1. Basis of Presentation for Condensed Financial Information (Schedule 1)

The accompanying notes are an integral part of Condensed Financial Information (Schedule I)

OLAPLEX HOLDINGS, INC.
SCHEDULE I- PARENT COMPANY CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating expenses:
Selling, general, and administrative expenses	$6,580	$4,723	$9,857
Stock compensation expenses	1,800	960	315
Total operating expenses	8,380	5,683	10,172
Interest expense	195	—	—
Other income
Tax receivable agreement liability adjustment	7,404	3,084	3,615
Equity in undistributed earnings	60,768	245,001	67,531
Total other income	68,172	248,085	71,146
Income before benefit for income taxes	59,597	242,402	60,974
Income tax (expense) benefit	1,990	1,671	1,220
Net income	61,587	244,073	62,194
Comprehensive income	$61,587	$244,073	$62,194

The accompanying notes are an integral part of Condensed Financial Information (Schedule I)

OLAPLEX HOLDINGS, INC.
SCHEDULE I - PARENT COMPANY CONDENSED STATEMENT OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022*	Year Ended December 31, 2021
Cash flows from operating activities:
Net income	$61,587	$244,073	$62,194
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Equity in undistributed earnings	(60,768)	(245,001)	(67,531)
Tax receivable agreement liability adjustment	(7,404)	(3,084)	(3,615)
Share-based compensation expense	1,800	960	315
Deferred income tax asset	(11)	(239)	(197)
Changes in operating assets and liabilities, net of effects of acquisition:
Prepaid expenses	(146)	—	—
Income taxes	5,754	(9,369)	4,906
Accrued and other current liabilities	507	(465)	1,105
Due to Affiliates	20,598	6,262	—
Other assets and liabilities	(29)	(4,140)	—
Net cash provided by (used in) operating activities	21,888	(11,003)	(2,823)

Cash flows from financing activities:
Due from affiliates	—	—	1,685
Distribution of earnings from subsidiaries	—	9,901	—
Proceeds from exercise of stock options	4,974	1,876	1,138
Payment to pre-IPO stockholders pursuant to tax receivable agreement	(16,452)	—	—
Payment related to shares withheld and retired to cover tax withholding obligations for options	(10,346)	—	—
Payment related to shares withheld and retired to cover tax withholding obligation for SARs	(64)	(774)	—
Net cash (used in) provided by financing activities	(21,888)	11,003	2,823

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents - beginning of period	—	—	—
Cash and cash equivalents - end of period	$—	$—	$—
Supplemental disclosure of noncash activities:
Increase in Related Party payable pursuant to Tax Receivable Agreement	$—	$—	$232,893

*See Note 1. Basis of Presentation for Condensed Financial Information (Schedule 1)

The accompanying notes are an integral part of Condensed Financial Information (Schedule I)

OLAPLEX HOLDINGS, INC.
NOTES TO SCHEDULE 1.
(amounts in thousands, except shares)

1. Basis of Presentation
Olaplex Holdings, Inc. (“Olaplex Holdings”) was incorporated on June 8, 2021 as a Delaware corporation and is a holding company with no direct operations. Olaplex Holdings conducts substantially all of its operations through its investment in Olaplex, Inc., its wholly owned indirect subsidiary. These statements should be read in conjunction with Olaplex Holdings Consolidated Financial Statements and notes included elsewhere in this Annual Report on Form 10-K. There are significant restrictions over Olaplex Holdings’ ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in the 2022 Credit Agreement. These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Olaplex Holdings subsidiaries under the 2022 Credit Agreement exceeds 25 percent of the consolidated net assets of Olaplex Holdings. See Note 9 to the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Restatement of 2022 Parent Company Condensed Balance Sheet
Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2022, the Company identified classification errors in the Parent Company Condensed Financial Statements as of and for the year ended December 31, 2022 relative to the amounts included in the Parent Company Condensed Balance Sheet. Certain transactions previously disclosed within Stockholders’ equity should have been reflected within Investment in subsidiary, Due from affiliates, Income tax receivable, Accrued expenses and Other current liabilities, and Due to affiliates within the Parent Company Condensed Balance Sheet as of December 31, 2022. Further, there were corresponding classification errors affecting the Parent Company Condensed Statement of Cash Flows for the year ended December 31, 2022 arising from the classification errors identified in the Parent Company Condensed Balance Sheet as of December 31, 2022. Although the Company concluded that these errors were not material, either individually or in the aggregate, the Company elected to revise its previously issued Parent Company Condensed Financial Statements to correct for these misstatements.
The revision to the accompanying Parent Company Condensed Balance Sheet and Parent Company Condensed Statements of Cash Flows are detailed in the tables below.

	December 31, 2022
Schedule 1 - Parent Company Condensed Balance Sheet	As previously reported	Corrections	As restated
Assets
Investment in subsidiaries	$1,004,188	$(5,437)	$998,751
Due from affiliates	$3,041	$(3,041)	$—
Income tax receivable	$—	$4,464	$4,464
Total assets	$1,007,665	$(4,014)	$1,003,651

Liabilities and stockholders’ equity
Current liabilities:
Accrued expenses and other current liabilities	$4,653	$(4,014)	$639
Total current liabilities	$21,033	$(4,014)	$17,019
Total liabilities	$226,708	$(4,014)	$222,694

Stockholders’ equity:
Additional paid-in capital	$536,235	$(64,770)	$471,465
Accumulated other comprehensive income	$—	$2,577	$2,577
Retained Earnings	$244,073	$62,193	$306,266
Total liabilities and stockholders' equity	$1,007,665	$(4,014)	$1,003,651

	Year ended December 31, 2022
Schedule 1 - Parent Company Condensed Consolidated Statements of Cash Flows	As previously reported	Corrections	As restated
Cash flows from operating activities
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Deferred income tax asset	$(436)	$197	$(239)
Changes in operating assets and liabilities, net of effects of acquisition:
Income taxes	$—	$(9,369)	$(9,369)
Accrued and other current liabilities	$4,653	$(5,118)	$(465)
Due to affiliates	$—	$6,262	$6,262
Other assets and liabilities	$—	$(4,140)	$(4,140)
Net cash used in operating activities	$1,165	$(12,168)	$(11,003)

Cash flows from financing activities
Due from affiliates	$(3,041)	$3,041	$—
Distribution of earnings from subsidiaries	$—	$9,901	$9,901
Payment related to shares withheld and retired to cover tax withholding obligation for SARs	$—	$(774)	$(774)
Net cash provided by financing activities	$(1,165)	$12,168	$11,003
Supplemental disclosure of noncash activities:
(Decrease) Increase in Related Party payable pursuant to Tax Receivable Agreement	$(7,224)	$7,224	$—

2. Investment in subsidiaries
Olaplex Holdings records its investment in subsidiaries under the equity method of accounting. Such investment is presented as “Investment in subsidiaries” on the condensed balance sheet, and Olaplex Holdings’ share of the subsidiaries profits is presented as “Equity in undistributed earnings” on the condensed Statement of Operations.
3. Restricted net assets
Olaplex Holdings’ subsidiaries are restricted in their ability to transfer certain of their net assets to Olaplex Holdings in the form of dividends, loans or advances under the 2022 Credit Agreement. The restricted net assets of Olaplex Holdings’ subsidiaries amount to $915,473 and $687,901 as of December 31, 2023 and 2022, respectively. The restricted net assets of Olaplex Holdings’ subsidiaries for the period ended December 31, 2022 were corrected based on the adjustments discussed in Note 1. Basis of Presentation included within Note 16. Condensed Parent Company Financial Information.
4. Tax receivable agreement liability adjustment
Tax Receivable Agreement liability adjustment reflects adjustments due to an update to the blended state income tax rate and the effective federal tax rate used to measure the related party payable pursuant to Tax Receivable Agreement.
5. Commitments and contingencies
Olaplex Holdings is party to a Tax Receivable Agreement with the Pre-IPO Stockholders that provides for the payment by Olaplex Holdings to the Pre-IPO Stockholders of 85% of the amount of any tax benefits that Olaplex Holdings actually realizes, or in some cases are deemed to realize, as a result of certain transactions. See Note 10 to the Company’s Consolidated Financial Statements for more information regarding the Tax Receivable Agreement. As of December 31, 2023 and 2022, liabilities under the Tax Receivable Agreement totaled $198.2 million and $222.1 million, respectively, of which $12.7 million and $16.4 million is a current liability, respectively.
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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2023.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on its assessment and those criteria, management concluded that Olaplex’s internal control over financial reporting was effective as of December 31, 2023.
The Company’s independent registered public accounting firm has issued their report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which appears in this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Olaplex Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Olaplex Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.
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
February 29, 2024

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in Part III Item 10 will be included in our proxy statement for our 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”), which we intend to file with the SEC within 120 days after the end of our fiscal 2023 year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be included in Part III Item 11 will be included in our 2024 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2023 year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be included in Part III Item 12 will be included in our 2024 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2023 year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be included in Part III Item 13 will be included in our 2024 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2023 year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be included in Part III Item 14 will be included in our 2024 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2023 year, and is incorporated herein by reference.

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

3.2	Second Amended and Restated Bylaws of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 20, 2023 (File No. 001-40860)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed on February 28, 2023 (File No. 001-40860)).
10.1	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001-40860)).
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

10.5
Manufacturing and Supply Agreement, dated August 4, 2023, by and between Olaplex, Inc. and Cosway Company Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2023 (File No. 001-40860)).

10.6#	Amended and Restated 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2023 (File No. 001-40860)).
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

10.11#
Form of Non-Statutory Stock Option Agreement (Employee) under the Olaplex Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).

10.12#
Form of Restricted Stock Unit Agreement (Director) under the Olaplex Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).

10.13#
Form of Restricted Stock Unit Agreement (Employee) under the Olaplex Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2023 (File No. 001-40860).

10.14#
Letter Agreement, dated October 16, 2022, by and between Olaplex Inc. and Tiffany Walden (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 9, 2022 (File No. 001-40860).

10.15#
Amended and Restated Nonqualified Stock Option Award Agreement, effective as of December 31, 2022, by and between Olaplex Holdings, Inc. and Tiffany Walden (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 9, 2022 (File No. 001-40860).

10.16#
Offer Letter, dated May 6, 2021, by and between Olaplex, Inc. and Eric Tiziani (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on February 28, 2023 (File No. 001-40860)).

10.17#
Letter Agreement dated July 10, 2023, by and between Olaplex Holdings, Inc. and John P. Bilbrey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2023 (File No. 001-40860)).

10.18#	Transition and Separation Agreement, dated October 10, 2023, by and between Olaplex, Inc. and JuE Wong.
10.19#	Amended and Restated Letter Agreement, dated December 11, 2023, by and among Olaplex, Inc., Olaplex Holdings, Inc. and Amanda Baldwin.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Olaplex Holdings, Inc. Policy for Recoupment of Incentive Compensation.
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted as Inline XBRL: [(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements].
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

OLAPLEX HOLDINGS, INC.

	By:	/s/ Amanda Baldwin
February 29, 2024		Name:	Amanda Baldwin
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Amanda Baldwin	Chief Executive Officer and Director
Amanda Baldwin	(Principal Executive Officer)

/s/ Eric Tiziani	Chief Financial Officer
Eric Tiziani	(Principal Financial Officer)

/s/ Kristi Belhumeur	Senior Vice President, Accounting
Kristi Belhumeur	(Principal Accounting Officer)

/s/ John P. Bilbrey	Executive Chair of the Board
John P. Bilbrey

/s/ Tricia Glynn	Lead Director
Tricia Glynn

/s/ Christine Dagousset	Director
Christine Dagousset

/s/ Deirdre Findlay	Director
Deirdre Findlay

/s/ Janet Gurwitch	Director
Janet Gurwitch

/s/ Martha Morfitt	Director
Martha Morfitt

/s/ David Mussafer	Director
David Mussafer

/s/ Emily White	Director
Emily White

/s/ Michael White	Director
Michael White

/s/ Paula Zusi	Director
Paula Zusi

February 29, 2024