Form 10-Q
period 2024-03-31
OLAPLEX HOLDINGS, INC.
filed 2024-05-02
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
432 Park Avenue South, Third Floor, New York, NY 10016
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2024, registrant had 661,762,749 shares of common stock, par value $0.001 per share, outstanding.

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
•“2022 Credit Agreement” refers to the Credit Agreement, dated as of February 23, 2022, by and among Olaplex, Inc., Penelope Intermediate Corp, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, and each lender and issuing bank from time to time party thereto. The 2022 Credit Agreement includes, among other things, a $675 million seven-year senior-secured term loan facility (the “2022 Term Loan Facility”) and a $150 million five-year senior-secured revolving credit facility (the “2022 Revolver”).
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
•“Reorganization Transactions” refers to the internal reorganization completed in connection with our IPO, pursuant to which Olaplex Holdings, Inc. became an indirect parent of Olaplex, Inc. For further information, see “Reorganization Transactions” in “Note 1 - Nature of Operations and Basis of Presentation” to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures and assumptions and other statements contained in or incorporated by reference in this Quarterly Report that are not historical or current facts. When used in this document, words such as “may,” “will,” “could,” “should,” “intend,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “target,” “predict,” “project,” “forecast,” “seek” and similar expressions as they relate to us are intended to identify forward-looking statements.

The forward-looking statements in this Quarterly Report reflect our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operation. Examples of forward-looking statements include, among others, statements we make regarding: our financial position, sales and operating results; our business plans, strategies, investments and objectives; general economic and industry trends; our business prospects; our reputation and brand; our product technology; future product development and introduction; growth and expansion opportunities, including expansion in existing markets and into new markets; our sales channels and omnichannel strategy; legal proceedings; changes in laws and regulations; future payments under our Tax Receivable Agreement; our customer base; our supply chain and global distribution network; our information technology; our employees and culture; our operational capabilities; interest rate derivatives; and our expenses, inventory levels, other working capital, indebtedness and liquidity. Forward-looking statements are predictions based upon assumptions that may not prove to be accurate, and they are not guarantees of future performance. As such, you should not place significant reliance on our forward-looking statements. Neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, including any such statements taken from third party industry and market reports.
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
•our ability to manage our executive leadership changes and to attract and retain senior management and other qualified personnel;
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
•changes in our tax rates and our exposure to tax liability; and
•the other factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and in other documents that we file with the U.S. Securities and Exchange Commission from time to time.
Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected, intended, planned or projected. We discuss many of these risks in greater detail in the “Risk Factors” section of our 2023 Form 10-K. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. Unless required by law, we neither intend nor assume any obligation to update these forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share and share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$507,506	$466,400
Accounts receivable, net of allowances of $19,079 and $21,465	25,807	40,921
Inventory	94,643	95,922
Other current assets	11,541	9,953
Total current assets	639,497	613,196
Property and equipment, net	1,241	930
Intangible assets, net	935,917	947,714
Goodwill	168,300	168,300
Other assets	8,416	10,198
Total assets	$1,753,371	$1,740,338

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$17,222	$7,073
Sales and income taxes payable	4,923	9,067
Accrued expenses and other current liabilities	18,156	20,576
Current portion of long-term debt	6,750	6,750
Current portion of Related Party payable pursuant to Tax Receivable Agreement	12,675	12,675
Total current liabilities	59,726	56,141
Long-term debt	647,695	649,023
Deferred tax liabilities	2,678	3,016
Related Party payable pursuant to Tax Receivable Agreement	185,496	185,496
Other liabilities	2,065	1,694
Total liabilities	897,660	895,370

Contingencies (Note 11)

Stockholders’ equity (Notes 1 and 9):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 661,283,677 and 660,731,935 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	675	671
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	319,843	316,489
Accumulated other comprehensive income	1,004	1,365
Retained earnings	534,189	526,443
Total stockholders’ equity	855,711	844,968
Total liabilities and stockholders’ equity	$1,753,371	$1,740,338

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$98,906	$113,787
Cost of sales:
Cost of product (excluding amortization)	25,376	31,235
Amortization of patented formulations	2,187	1,742
Total cost of sales	27,563	32,977
Gross profit	71,343	80,810
Operating expenses:
Selling, general, and administrative	40,437	34,924
Amortization of other intangible assets	11,289	10,323
Total operating expenses	51,726	45,247
Operating income	19,617	35,563
Interest expense	(14,504)	(13,918)
Interest income	6,203	3,375
Other (expense) income, net	(947)	242
Income before provision for income taxes	10,369	25,262
Income tax provision	2,623	4,298
Net income	$7,746	$20,964

Net income per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Weighted average common shares outstanding:
Basic	660,821,930	651,730,993
Diluted	663,565,291	683,485,182

Other comprehensive loss:
Unrealized loss on derivatives, net of income tax effect	$(361)	$(557)
Total other comprehensive loss	(361)	(557)
Comprehensive income	$7,385	$20,407
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(amounts in thousands, except number of shares)
(Unaudited)

	Shares (Note 1)	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance - December 31, 2023	660,731,935	$671	$316,489	$1,365	$526,443	$844,968
Net income	—	—	—	—	7,746	7,746
Issuance of shares upon exercise of stock options and vesting of restricted stock units	551,742	4	171	—	—	175
Share-based compensation expense	—	—	3,183	—	—	3,183
Unrealized loss on derivatives (net of taxes)	—	—	—	(361)	—	(361)
Balance – March 31, 2024	661,283,677	$675	$319,843	$1,004	$534,189	$855,711

	Shares (Note 1)	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance - December 31, 2022	650,091,380	$649	$312,875	$2,577	$464,856	$780,957
Net income	—	—	—	—	20,964	20,964
Exercise of stock-settled stock appreciation rights	109,620	—	326	—	—	326
Shares withheld and retired on exercise of stock-settled stock appreciation rights	(83,501)	—	(390)	—	—	(390)
Exercise of stock options	3,659,267	4	3,295	—	—	3,299
Share-based compensation expense	—	—	2,018	—	—	2,018
Unrealized loss on derivatives (net of taxes)	—	—	—	(557)	—	(557)
Balance – March 31, 2023	653,776,766	$653	$318,124	$2,020	$485,820	$806,617

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$7,746	$20,964
Adjustments to reconcile net income to net cash from operations provided by operating activities:
Amortization of patent formulations	2,187	1,742
Amortization of other intangibles	11,289	10,323
Inventory write-off and disposal	863	2,610
Depreciation of fixed assets	149	116
Amortization of debt issuance costs	453	453
Deferred taxes	(231)	847
Share-based compensation expense	3,183	2,018
Other operating	265	265
Changes in operating assets and liabilities:
Accounts receivable, net	15,114	704
Inventory	552	10,407
Other current assets	1,507	(7,108)
Accounts payable	9,553	(340)
Accrued expenses, sales tax and income tax payable	(6,929)	5,116
Other assets and liabilities	(1,994)	(28)
Net cash provided by operating activities	43,707	48,089

Cash flows from investing activities:
Purchase of property and equipment	(451)	(107)
Purchase of software	(633)	(524)
Net cash used in investing activities	(1,084)	(631)

Cash flows from financing activities:
Proceeds from exercise of stock options	171	2,513
Payments related to shares withheld and retired to cover tax withholding obligation for SARs	—	(64)
Principal payments of Term Loan	(1,688)	(3,375)
Net cash used in financing activities	(1,517)	(926)

Net increase in cash and cash equivalents	41,106	46,532
Cash and cash equivalents - beginning of period	466,400	322,808
Cash and cash equivalents - end of period	$507,506	$369,340

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,998	$91
Cash paid during the year for interest	$14,990	$13,853
Supplemental disclosure of noncash activities:
Assets acquired under operating lease	$742	$—
Intangible assets non cash transaction	$587	$—
Property and equipment non cash transaction	$9	$—
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
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim Condensed Consolidated Financial Statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes included in the Company’s 2023 Form 10-K.
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
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value, which approximates fair value due to the short-term maturity. The Company’s long-term debt is recorded at its carrying value in the Condensed Consolidated Balance Sheets, which may differ from fair value. The Company’s interest rate cap is recorded at its Level 2 fair value in the Condensed Consolidated Balance Sheets.
Accounting Policies

There have been no material changes in significant accounting policies as described in the Company’s Consolidated Financial Statements for the year ended December 31, 2023.
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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the Company’s blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes to that established liability would be recorded to other (expense) income in the period the Company made the determination regarding the applicable change. The Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $198.2 million over the 11-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
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

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in annual reports. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending completion of a judicial review of certain legal challenges. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.
Reclassifications
Certain amounts presented have been reclassified within the “Condensed Consolidated Statements of Operations and Comprehensive Income” to conform with the current period presentation, including a prior year reclassification from Interest expense, net to Interest income for three months ended March 31, 2023. The reclassifications occurred as a result of an increase in the significance of the current year amount. There was no change to the Condensed Consolidated Balance Sheet, Statements of Operations and Comprehensive Income, and Statements of Cash Flows from the reclassification.

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

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net sales by Channel:
Professional	$38,746	$48,397
Specialty retail	34,432	34,859
DTC	25,728	30,531
Total net sales	$98,906	$113,787
Net sales by major geographic region is based on the shipping address on record for the customer purchasing the Company’s products. During the three months ended March 31, 2024 and March 31, 2023, the Company’s net sales to consumers in the United States and International regions were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net sales by Geography:
United States	$48,845	$47,662
International	50,061	66,125
Total net sales	$98,906	$113,787
U.S. net sales for the three months ended March 31, 2024 and March 31, 2023 included approximately $1.7 million and $2.2 million, respectively, of net sales to customers with U.S. shipping addresses who the Company expects will ultimately sell such products in international jurisdictions. No international country exceeded 10% of total net sales for the three months ended March 31, 2024 and March 31, 2023. Despite our customers’ geographic location, the majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency.
NOTE 4 - INVENTORY
Inventory as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$30,044	$30,306
Finished goods	64,599	65,616
Inventory	$94,643	$95,922
During the three months ended March 31, 2024 and March 31, 2023, the Company recorded inventory write-offs of $0.9 million and $2.6 million, respectively, due to reserves for product obsolescence.
NOTE 5 – FAIR VALUE MEASUREMENT
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

On August 11, 2022, the Company entered into an interest rate cap transaction (the “interest rate cap”) in connection with the 2022 Term Loan Facility, with a notional amount of $400 million. The interest rate cap was designated as a cash flow hedge. For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into Interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. The interest rate cap asset is measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value the interest rate cap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the interest rate cap utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the impact of the credit valuation adjustments made to the interest rate cap was not significant to the overall valuation. As a result, the interest rate cap as of March 31, 2024 and December 31, 2023 was classified as Level 2 of the fair value hierarchy.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2024 and December 31, 2023 were as follows:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Interest rate cap at March 31, 2024	$1,661	$—	$1,661	$—
Interest rate cap at December 31, 2023	$2,391	$—	$2,391	$—
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised of the following:

	March 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(160,994)	$791,006
Product formulations	15 years	136,500	(38,357)	98,143
Customer relationships	20 years	53,000	(11,204)	41,796
Software	3-15 years	7,427	(2,455)	4,972
Total finite-lived intangibles		1,148,927	(213,010)	935,917
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,317,227	$(213,010)	$1,104,217

	December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(151,475)	$800,525
Product formulations	15 years	136,500	(36,082)	100,418
Customer relationships	20 years	53,000	(10,541)	42,459
Software	3 years	5,660	(1,348)	4,312
Total finite-lived intangibles		1,147,160	(199,446)	947,714
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,315,460	$(199,446)	$1,116,014
The amortization of the Company’s brand name, customer relationships and software is recorded to Amortization of other intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Income. A portion of Amortization of patented formulations is capitalized to Inventory in the Condensed Consolidated Balance Sheets, and the remainder is recorded to Amortization of patented formulations in the Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization of the Company’s definite-lived intangible assets for the three months ended March 31, 2024 and March 31, 2023 was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Amortization of patented formulations	$2,187	$1,742

Amortization expense, brand name and customer relationships	10,182	10,182
Amortization expense, software	1,107	141
Amortization of other intangible assets	11,289	10,323

Amortization of patented formulations capitalized to inventory	$88	$525
NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Accrued professional fees	$4,102	$4,133
Payroll liabilities	4,162	4,639
Accrued freight	1,128	1,229
Accrued advertising	3,323	6,348
Deferred revenue	1,067	1,051
Accrued interest	588	431
Accrued inventory purchase	640	—
Other accrued expenses and current liabilities	3,146	2,745
Accrued expenses and other current liabilities	$18,156	$20,576

NOTE 8 - LONG-TERM DEBT
The Company’s Long-Term Debt as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$661,500	$663,188
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(1)	—	—
Debt issuance costs	(7,055)	(7,415)
Total term loan debt	654,445	655,773
Less: Current portion	(6,750)	(6,750)
Long-term debt, net of debt issuance costs and current portion	$647,695	$649,023
(1) As of March 31, 2024 and December 31, 2023, the Company did not have outstanding amounts drawn on the 2022 Revolver, including letters of credit and swingline loan sub-facilities. As of March 31, 2024, the Company had $150 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding debt under the 2022 Term Loan Facility was 8.9% per annum as of March 31, 2024. The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) adjusted term secured overnight financing rate (“SOFR”) (subject to a 0.50% floor with respect to the 2022 Term Loan Facility, and a 0% floor with respect to the 2022 Revolver) plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate (subject to a 0% floor) plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) (subject to a 1.50% floor with respect to the 2022 Term Loan Facility, and a 1.00% floor with respect to the 2022 Revolver) plus an additional interest rate spread.
Interest expense, net of interest income and inclusive of debt amortization, for the three months ended March 31, 2024 and March 31, 2023 was $8.3 million and $10.5 million, respectively.
The fair value of the Company’s long-term debt is based on the market value of its long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of March 31, 2024, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $654.4 million, and the fair value of the Company’s long-term debt was $613.5 million. As of December 31, 2023, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $655.8 million, and the fair value of the Company’s long-term debt was $615.1 million.
The 2022 Credit Agreement includes, among other things, customary negative and affirmative covenants (including reporting, financial and maintenance covenants) and events of default (including a change of control) for facilities of this type. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. The Company was in compliance with these affirmative and negative covenants on March 31, 2024 and December 31, 2023. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.
Interest Rate Cap Transaction
The Company’s results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement, including the 2022 Term Loan Facility. The Company may, from time to time, utilize interest rate derivatives in an effort to add stability to interest expense and to manage its exposure to interest rate movements. On August 11, 2022, the Company entered into the interest rate cap in connection with the 2022 Term Loan Facility. The interest rate cap expires on July 31, 2024. Fair value and the related classification of the Company’s interest rate cap is discussed in “Note 5 - Fair Value Measurement”.
During the three months ended March 31, 2024, the Company’s interest rate cap generated an unrecognized pre-tax loss of $0.5 million recorded in Accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. During the same period, the Company also recognized a $1.4 million reduction in interest expense related to the Company’s receipt of funds as a result of an interest rate cap settlement with the Company’s counterparty, partially offset by $0.3 million of interest expense related to amortization of the interest rate cap premium paid by the Company in connection with the interest rate cap.

During the three months ended March 31, 2023, the Company’s interest rate cap generated an unrecognized pre-tax loss of $0.7 million recorded in Accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. The Company also recognized a $0.6 million reduction in interest expense related the Company’s receipt of funds as a result of an interest rate cap settlement with the Company’s counterparty, partially offset by $0.3 million related to amortization of the interest rate cap premium paid by the Company in connection with the interest rate cap.
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
NOTE 9 - EQUITY
During the three months ended March 31, 2024, the Company issued 551,742 shares of its common stock, of which 225,566 shares were issued as a result of stock options exercised and 326,176 shares were issued upon vesting of restricted stock units.
During the three months ended March 31, 2023, the Company issued 109,620 shares of its common stock upon vesting and settlement of net stock-settled SARs. The Company withheld 83,501 of such shares of its common stock for the net settlement payment of exercise price and taxes related to such SARs, which were accounted for as a share retirement.
Additionally, during the three months ended March 31, 2023, the Company issued 3,659,267 shares of its common stock as a result of stock options exercised.
NOTE 10 - RELATED PARTY TRANSACTIONS
In August 2023, the Company entered into an agreement with Pacvue Corporation, an e-commerce advertising and software company, in which certain investment funds affiliated with Advent International L.P., the holder of a majority of the Company’s common stock (collectively the “Advent Funds”), hold a greater than 10% equity interest. During the three months ended March 31, 2024, the Company paid Pacvue Corporation $172. No payments were made to Pacvue Corporation for the three months ended March 31, 2023.

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
On March 22, 2024, a second purported derivative action was filed against the Company, Advent International Corporation, and certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California, captioned Hutchinson v. Advent International Corporation, et al., No. 2:24-cv-02364. This action is premised on allegations similar to those asserted in the Lilien federal securities litigation and in the Ciuffo federal derivative action. On April 19, 2024, the parties in both purported derivative actions filed a joint stipulation to consolidate the two derivative actions and to stay proceedings in the consolidated case.
On February 9, 2023, twenty-eight plaintiffs filed Albahae, et al. v. Olaplex Holdings, Inc., et al., No. 2:23-cv-00982, a complaint alleging personal and economic injury and asserting claims for breach of warranty, negligence/gross negligence, products liability, unjust enrichment, and violations of California False Advertising Law and Unfair Competition Law, against the Company and Cosway Company, Inc., the Company’s primary contract manufacturer, in the United States District Court for the Central District of California. On March 2, 2023, the plaintiffs amended the complaint to include seventy-three additional plaintiffs. The plaintiffs allege that certain ingredients used in some Company products have purportedly caused irritation or posed a hazard to consumers, and that the Company engaged in misrepresentation with respect to those products. The plaintiffs seek actual and consequential damages, punitive damages, restitution in the form of disgorgement of profits, attorneys’ fees and costs, and any other relief that the court determines is appropriate. On April 17, 2023, the Company moved to dismiss and to sever the plaintiffs’ claims. On July 11, 2023, the Court granted the Company’s motion to sever and dismissed all but the first named plaintiff. The Court also dismissed the operative complaint with leave to re-file on the grounds that it now contained allegations that were not relevant to the claims of the one, remaining plaintiff. On July 24, 2023, the remaining plaintiff filed a notice, voluntarily dismissing her claims without prejudice. As of the date of issuance of these condensed consolidated financial statements, none of the plaintiffs have re-filed their claims.
Any potential loss associated with these pending legal proceedings is not probable or reasonably estimable at this time.
As of March 31, 2024 and December 31, 2023, the Company was not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

NOTE 12 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net income	$7,746	$20,964

Denominator:
Weighted average common shares outstanding – basic	660,821,930	651,730,993
Dilutive common equivalent shares from common stock equivalents	2,743,361	31,754,189
Weighted average common shares outstanding – diluted	663,565,291	683,485,182

Net income per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Options to purchase 8,455,797 and 1,430,590 shares of the Company’s common stock for the three months ended March 31, 2024 and March 31, 2023, respectively, were not included in the computation of diluted net income per share because the exercise prices of these options were greater than the average market price per share of the Company’s common stock for the applicable period, and therefore would have been anti-dilutive.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our audited Consolidated Financial Statements included in the 2023 Form 10-K.

Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and in “Item 1A. – Risk Factors” in the 2023 Form 10-K.
Company Overview
OLAPLEX is an innovative, science-enabled, technology-driven beauty company. Since our inception in 2014, we have focused on delivering effective, patent-protected and proven performance in the prestige hair care category.
OLAPLEX disrupted and revolutionized the prestige hair care category by creating the bond-building space in 2014. We have grown from an initial assortment of three products sold exclusively through the professional channel to a broader suite of products offered through the professional, specialty retail and Direct to Consumer (“DTC”) channels that have been strategically developed to address three key uses: treatment, maintenance and protection. Our patent-protected bond-building technology relinks disulfide bonds in human hair that are destroyed via chemical, thermal, mechanical, environmental and aging processes. Our current product portfolio is comprised of nineteen unique and complementary products.
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
Disrupting with Innovation
We believe we have a strong pipeline of disruptive innovation that leverages our science-based technology and patented Bis-amino ingredient. We plan to launch two-to-four products annually over the next three years. To support this pipeline, we intend to continue to invest in research and development to strengthen our internal innovation capabilities. We recently entered into hair care adjacent categories and remain excited about the opportunity to further grow where our technology can serve as a foundation for entry that we believe is supported by consumer trust in our brand.
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
First Quarter 2024 Financial Summary
•Net sales decreased 13.1% from $113.8 million in the three months ended March 31, 2023 to $98.9 million in the three months ended March 31, 2024. For the three months ended March 31, 2024, net sales in our professional channel decreased 19.9%, our specialty retail channel decreased 1.2% and our DTC channel decreased 15.7%, in each case as compared to the three months ended March 31, 2023.
•Gross profit margin increased from 71.0% in the three months ended March 31, 2023 to 72.1% in the three months ended March 31, 2024, primarily as a result of decreases in warehouse and distribution costs and a lower reserve for product obsolescence, partially offset by increased promotional allowance and higher input costs for raw materials.
•Operating expenses for the three months ended March 31, 2024 increased by 14.3%, as compared to the three months ended March 31, 2023, primarily as a result of higher payroll due to workforce expansion, higher employee benefit costs, higher distribution and fulfillment costs and increased investments in sales and marketing incurred in the three months ended March 31, 2024.
•Operating income decreased from $35.6 million for the three months ended March 31, 2023 to $19.6 million for the three months ended March 31, 2024.
•Net income decreased from $21.0 million for the three months ended March 31, 2023 to $7.7 million for the three months ended March 31, 2024.

Results of operations
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income data for each of the periods presented:

	Three Months Ended March 31,
	2024		2023
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$98,906	100.0%	$113,787	100.0%
Cost of sales:
Cost of product (excluding amortization)	25,376	25.7	31,235	27.5
Amortization of patented formulations	2,187	2.2	1,742	1.5
Total cost of sales	27,563	27.9	32,977	29.0
Gross profit	71,343	72.1	80,810	71.0
Operating expenses:
Selling, general, and administrative	40,437	40.9	34,924	30.7
Amortization of other intangible assets	11,289	11.4	10,323	9.1
Total operating expenses	51,726	52.3	45,247	39.8
Operating income	19,617	19.8	35,563	31.3
Interest expense	(14,504)	(14.7)	(13,918)	(12.2)
Interest income	6,203	6.3	3,375	3.0
Other (expense) income, net	(947)	(1.0)	242	0.2
Income before provision for income taxes	10,369	10.5	25,262	22.2
Income tax provision	2,623	2.7	4,298	3.8
Net income	$7,746	7.8	$20,964	18.4
Net Sales
We distribute products in the U.S. and internationally through professional distributors in salons, directly to retailers for sale in their physical stores and e-commerce sites, and DTC through sales to third party e-commerce customers and through our Olaplex.com websites. As such, our three business channels consist of professional, specialty retail and DTC as follows:

(in thousands)	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net sales by Channel:
Professional	$38,746	$48,397	$(9,651)	(19.9)%
Specialty retail	34,432	34,859	(427)	(1.2)%
DTC	25,728	30,531	(4,803)	(15.7)%
Total Net sales	$98,906	$113,787	$(14,881)	(13.1)%
Total net sales declined 13.1% in the three months ended March 31, 2024 compared to the same period in 2023, primarily attributed to a lower level of demand. This decline was partially offset by our launch of Browbond® Building Serum and prior year launches of No. 5P Blonde Enhancer™ Toning Conditioner, Olaplex® Volumizing Blow Dry Mist, Jumbo No. 4P Blonde Enhancer™ Toning Shampoo and Jumbo No. 5P Blonde Enhancer™ Toning Conditioner, as well as the impact of new customers within each channel. Net sales declined primarily in Italy and the United Kingdom, partially offset by increases in the United States, Asia Pacific and in Latin America.

Cost of Sales and Gross Profit

(in thousands)	For the Three Months Ended March 31,		$ Change	% Change
	2024	2023
Cost of sales	$27,563	$32,977	$(5,414)	(16.4)%
Gross profit	$71,343	$80,810	$(9,467)	(11.7)%
Our cost of sales decreased primarily due to declining product sales and a decrease in warehouse and distribution costs in the three months ended March 31, 2024. The Company recorded $0.9 million in inventory obsolescence reserve during the three months ended March 31, 2024 as compared to $2.6 million recorded during the three months ended March 31, 2023. The cost of sales decline was partially offset by higher input costs for raw materials in the three months ended March 31, 2024.
As a result of the activity described above, our gross profit margin increased from 71.0% in the three months ended March 31, 2023 to 72.1% in the three months ended March 31, 2024.
Operating Expenses

(in thousands)	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Selling, general, and administrative expenses	$40,437	$34,924	$5,513	15.8%
Amortization of other intangible assets	11,289	10,323	966	9.4%
Total operating expenses	$51,726	$45,247	$6,479	14.3%
The increase in selling, general and administrative expenses was primarily driven by an increase of $2.1 million in payroll expenses driven by workforce expansion, $1.2 million of employee benefit costs, $1.2 million in distribution and fulfillment costs and $1.0 million in investments in non-employee marketing and advertising expenses during the three months ended March 31, 2024.

Interest Expense, Net

(in thousands)	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest expense	$(14,504)	$(13,918)	$(586)	4.2%
Interest income	6,203	$3,375	$2,828	83.8%
Interest expense, net	$(8,301)	$(10,543)	$2,242	(21.3)%

Interest expense for the three months ended March 31, 2024 increased as compared to the previous year due to an increase in interest rates, which was partially offset by benefits from the interest rate cap. See “Liquidity and Capital Resources Requirements – 2022 Credit Facility” for additional information on our outstanding debt.
Interest income for the three months ended March 31, 2024 increased as compared to the previous year due to increasing interest rates and additional investments in highly liquid investments with a maturity of three months or less.
Other (Expense) Income, Net

(in thousands)	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Other (expense) income, net	$(947)	$242	$(1,189)	(491.3)%
Other (expense) income, net decreased primarily due to foreign currency transaction losses driven by the performance of the U.S. dollar.
Income Tax Provision

(in thousands)	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Income tax provision	$2,623	$4,298	$(1,675)	(39.0)%
Our effective tax rate increased to 25.3% for the three months ended March 31, 2024, as compared to 17.0% for the three months ended March 31, 2023, primarily due to the impact in the quarter of the discrete tax expense for interest associated with income taxes and a shortfall associated with the vesting of the restricted stock units. Our effective tax rate for the three months ended March 31, 2024 is higher than the statutory rate of 21% primarily due to a discrete tax expense for interest associated with income taxes, the effect of state income taxes and a discrete tax expense from restricted stock units vested during that period, partially offset by the foreign derived intangible income deduction ("FDII"), which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate. Our effective tax rate in the three months ended March 31, 2023 was lower than the statutory tax rate of 21% primarily due to a discrete tax benefit from stock option exercises during that period.

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

As of March 31, 2024, we had $507.5 million of cash and cash equivalents. In addition, as of March 31, 2024, we had borrowing capacity of $150.0 million under the 2022 Revolver, plus $72.3 million of working capital excluding cash and cash equivalents for a combined liquidity position of $729.8 million.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$43,707	$48,089
Investing activities	(1,084)	(631)
Financing activities	(1,517)	(926)
Net increase in cash and cash equivalents:	$41,106	$46,532
Operating Activities
The changes in net cash provided by operating activities during the three months ended March 31, 2024 compared to the same period in 2023 was primarily a result of a decrease in net income of $13.2 million, partially offset by changes in working capital and adjusting items to Operating Cash Flows to reconcile to Net income from operations.
Investing Activities
Our investing activities included purchases of software, property and equipment during the three months ended March 31, 2024 and March 31, 2023.
Financing Activities
Our financing activities for the three months ended March 31, 2024 primarily consisted of cash outflows for payments on our long-term debt and debt issuance costs, partially offset by cash received by the Company from stock option exercises. For the three months ended March 31, 2023, our financing activities primarily consisted of cash outflows for payments on our long-term debt and debt issuance costs, payments related to shares withheld and retired to cover the tax withholding obligations and exercise price for SARs, partially offset by cash received by the Company from stock option exercises.
Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash, cash equivalents and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, and other commitments for at least the next 12 months.
If necessary, we may borrow funds under our 2022 Revolver to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends, to a significant extent, on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described in “Item 1A. - Risk Factors” in our 2023 Form 10-K. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to continue providing innovative products to our customers and consumers and manage production and our supply chain.
2022 Credit Facility
As of March 31, 2024, we had outstanding indebtedness under the 2022 Credit Agreement of $661.5 million, of which $6.8 million was classified as current. As of March 31, 2024, we had $150.0 million of available borrowing capacity under the 2022 Revolver.

The interest rate on outstanding amounts under the 2022 Term Loan Facility was 8.9% per annum as of March 31, 2024. We have not drawn on the 2022 Revolver as of March 31, 2024. The 2022 Term Loan Facility is repayable in mandatory quarterly installments equal to $1.6 million, with the balance payable at maturity. The maturity date of the 2022 Term Loan Facility is February 23, 2029, and the maturity date of the 2022 Revolver is February 23, 2027.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions) pay dividends and distributions or repurchase its capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The 2022 Credit

Agreement also includes reporting, financial and maintenance covenants, including a springing first lien leverage ratio financial covenant. The Company was in compliance with these affirmative and negative covenants on March 31, 2024 and December 31, 2023. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement.
On August 11, 2022, we entered into an interest rate cap transaction in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, in order to limit its exposure to potential increases in future interest rates related to the 2022 Term Loan Facility. We have designated the interest rate cap as a cash-flow hedge for accounting purposes.
See “Note 8 Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Quarterly Report for additional information.
Tax Receivable Agreement Obligations
In connection with the Reorganization Transactions, we entered into the Tax Receivable Agreement under which we will be required to pay to the Pre-IPO Stockholders 85% of the federal, state or local tax cash savings that we actually realize on our taxable income following the IPO, as a result of the amortization of intangible assets and capitalized transaction costs that existed as of the transaction date. Under the Tax Receivable Agreement, generally we will retain the benefit of the remaining 15% of the applicable tax savings.
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that we and our subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $198.2 million over the 11-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
Contractual Obligations and Commitments
There were no material changes to our contractual obligations since the filing of our 2023 Form 10-K.
Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including revenue recognition, inventory, and the Tax Receivable Agreement, see our discussion for the year ended December 31, 2023 in the 2023 Form 10-K. There have been no material changes to these policies in the three months ended March 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of our business. This includes risk associated with interest rates, our interest rate cap, inflation and foreign exchange.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. Interest rate changes generally affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of March 31, 2024, we had $661.5 million of outstanding variable rate loans under the 2022 Term Loan Facility. Based on our March 31, 2024 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $6.6 million over the next 12 months.
Interest Rate Cap
On August 11, 2022, we entered into an interest rate cap transaction (the “interest rate cap”) in connection with the 2022 Term Loan Facility, as more fully described in “Note 8 - Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1. Financial Statements of this Quarterly Report. We use the interest rate cap to add stability to interest expense and to manage our exposure to interest rate movements. The fair value of the interest rate cap is measured at the end of each reporting period using observable inputs other than quoted prices. The fair value of the interest rate cap recorded in other current assets at March 31, 2024 was $1.7 million. A hypothetical 50 basis point increase in interest rates would result in an increase to the fair value of the interest rate cap of approximately $0.2 million. A hypothetical 50 basis point decrease in interest rates would result in a decrease to the fair value of the interest rate cap of approximately $0.2 million.
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
Foreign Exchange Risk
Our reporting currency, including our U.K. foreign subsidiary, Olaplex UK Limited, is the U.S. dollar. Gains or losses due to transactions in foreign currencies are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income under the line-item Other (expense) income, net. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For detail on certain legal proceedings, see “Note 11 - Contingencies - Pending Legal Proceedings” included in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1. Financial Statements of this Quarterly Report.
ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. For a detailed discussion of the risks that affect our business please refer to “Item 1A. – Risk Factors” in the 2023 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c) During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

OLAPLEX HOLDINGS, INC.

	By:	/s/ Amanda Baldwin
May 2, 2024		Name:	Amanda Baldwin
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Tiziani
May 2, 2024		Name:	Eric Tiziani
		Title:	Chief Financial Officer
(Principal Financial Officer)