Form 10-Q
period 2024-06-30
OLAPLEX HOLDINGS, INC.
filed 2024-08-06
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2024, registrant had 661,984,685 shares of common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share and share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$507,925	$466,400
Accounts receivable, net of allowances of $22,411 and $21,465	33,976	40,921
Inventory	100,156	95,922
Other current assets	12,393	9,953
Total current assets	654,450	613,196
Property and equipment, net	1,225	930
Intangible assets, net	923,426	947,714
Goodwill	168,300	168,300
Other assets	9,365	10,198
Total assets	$1,756,766	$1,740,338

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$23,020	$7,073
Sales and income taxes payable	5,337	9,067
Accrued expenses and other current liabilities	22,505	20,576
Current portion of long-term debt	6,750	6,750
Current portion of Related Party payable pursuant to Tax Receivable Agreement	13,006	12,675
Total current liabilities	70,618	56,141
Long-term debt	646,367	649,023
Deferred tax liabilities	2,136	3,016
Related Party payable pursuant to Tax Receivable Agreement	172,390	185,496
Other liabilities	1,932	1,694
Total liabilities	893,443	895,370

Contingencies (Note 11)

Stockholders’ equity (Notes 1 and 9):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 661,830,220 and 660,731,935 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	676	671
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	322,758	316,489
Accumulated other comprehensive income	(79)	1,365
Retained earnings	539,968	526,443
Total stockholders’ equity	863,323	844,968
Total liabilities and stockholders’ equity	$1,756,766	$1,740,338
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$103,943	$109,241	$202,849	$223,028
Cost of sales:
Cost of product (excluding amortization)	29,204	29,781	54,580	61,016
Amortization of patented formulations	2,302	1,964	4,489	3,706
Total cost of sales	31,506	31,745	59,069	64,722
Gross profit	72,437	77,496	143,780	158,306
Operating expenses:
Selling, general, and administrative	45,423	48,413	85,860	83,337
Amortization of other intangible assets	10,736	10,324	22,025	20,647
Total operating expenses	56,159	58,737	107,885	103,984
Operating income	16,278	18,759	35,895	54,322
Interest expense	(14,594)	(14,674)	(29,098)	(28,591)
Interest income	6,259	4,468	12,462	7,842
Other expense, net	(264)	(600)	(1,211)	(358)
Income before provision for income taxes	7,679	7,953	18,048	33,215
Income tax provision	1,900	1,797	4,523	6,095
Net income	$5,779	$6,156	$13,525	$27,120

Net income per share:
Basic	$0.01	$0.01	$0.02	$0.04
Diluted	$0.01	$0.01	$0.02	$0.04
Weighted average common shares outstanding:
Basic	661,734,667	654,345,056	661,278,793	653,045,245
Diluted	663,545,258	680,349,161	663,516,699	682,107,732

Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives, net of income tax effect	$(1,083)	$1,647	$(1,444)	$1,090
Total other comprehensive (loss) income	(1,083)	1,647	(1,444)	1,090
Comprehensive income	$4,696	$7,803	$12,081	$28,210
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(amounts in thousands, except number of shares)
(Unaudited)

	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
Balance - December 31, 2023	660,731,935	$671	$316,489	$1,365	$526,443	$844,968
Net income	—	—	—	—	7,746	7,746
Issuance of shares upon exercise of stock options and vesting of restricted stock units	551,742	4	171	—	—	175
Share-based compensation expense	—	—	3,183	—	—	3,183
Unrealized loss on derivatives (net of taxes)	—	—	—	(361)	—	(361)
Balance – March 31, 2024	661,283,677	$675	$319,843	$1,004	$534,189	$855,711
Net income	—	$—	$—	$—	$5,779	$5,779
Issuance of shares upon exercise of stock options and vesting of restricted stock units	546,543	1	54	—	—	55
Share-based compensation expense	—	—	2,861	—	—	2,861
Unrealized loss on derivatives (net of taxes)	—	—	—	(1,083)	—	(1,083)
Balance – June 30, 2024	661,830,220	$676	$322,758	$(79)	$539,968	$863,323

	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance - December 31, 2022	650,091,380	$649	$312,875	$2,577	$464,856	$780,957
Net income	—	—	—	—	20,964	20,964
Issuance of shares upon exercise of stock-settled stock appreciation rights	109,620	—	326	—	—	326
Shares withheld and retired on exercise of stock-settled stock appreciation rights	(83,501)	—	(390)	—	—	(390)
Issuance of shares upon exercise of stock options	3,659,267	4	3,295	—	—	3,299
Share-based compensation expense	—	—	2,018	—	—	2,018
Unrealized loss on derivatives (net of taxes)	—	—	—	(557)	—	(557)
Balance – March 31, 2023	653,776,766	$653	$318,124	$2,020	$485,820	$806,617
Net income	—	—	—	—	6,156	6,156
Issuance of shares upon exercise of stock options	754,062	1	797	—	—	798
Share-based compensation expense	—	—	2,634		—	2,634
Unrealized gain on derivatives (net of taxes)	—	—	—	1,647		1,647
Balance – June 30, 2023	654,530,828	$654	$321,555	$3,667	$491,976	$817,852
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$13,525	$27,120
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patent formulations	4,489	3,706
Amortization of other intangibles	22,025	20,647
Inventory write-off and disposal	2,516	6,167
Depreciation of fixed assets	284	230
Amortization of debt issuance costs	906	906
Deferred taxes	(450)	1,240
Share-based compensation expense	6,044	4,652
Other operating	630	530
Changes in operating assets and liabilities:
Accounts receivable, net	6,945	(4,078)
Inventory	(6,632)	10,657
Other current assets	(4,616)	(4,627)
Accounts payable	15,797	3,918
Accrued expenses, sales tax and income tax payable	(1,845)	4,047
Other assets and liabilities	331	(28)
Net cash provided by operating activities	59,949	75,087

Cash flows from investing activities:
Purchase of property and equipment	(559)	(128)
Purchase of intangible assets	—	(500)
Purchase of software	(1,619)	(1,368)
Net cash used in investing activities	(2,178)	(1,996)

Cash flows from financing activities:
Proceeds from exercise of stock options	225	4,097
Payments related to shares withheld and retired to cover tax withholding obligation for SARs	—	(64)
Payment to Pre-IPO Stockholders pursuant to Tax Receivable Agreement	(12,613)	(16,452)
Principal payments for 2022 Term Loan Facility	(3,375)	(5,062)
Payments for shares withheld and retired to cover tax withholding obligation for RSUs	(483)	—
Net cash used in financing activities	(16,246)	(17,481)

Net increase in cash and cash equivalents	41,525	55,610
Cash and cash equivalents - beginning of period	466,400	322,808
Cash and cash equivalents - end of period	$507,925	$378,418

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,554	$9,511
Cash paid during the year for interest	$25,008	$29,344
Supplemental disclosure of noncash activities:
Assets acquired under operating lease	$742	$—
Intangible assets non cash transaction	$571	$—
Property and equipment non cash transaction	$21	$—
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Estimates and Assumptions
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns, allowance for promotions, and refunds; loss contingencies; the fair value of share-based options and stock settled stock appreciation rights (“SARs”); the fair value of and/or potential impairment of goodwill and intangible assets for the Company’s reporting unit; the fair value of the Company’s Interest Rate Caps (as defined below in “Note 5 - Fair Value Measurement”); useful lives of the Company’s tangible and intangible assets; estimated income tax expense and tax payments; future payment obligations under the Tax Receivable Agreement; and the net realizable value of, and demand for the Company’s inventory. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.
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
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value, which approximates fair value due to the short-term maturity. The Company’s long-term debt is recorded at its carrying value in the Condensed Consolidated Balance Sheets, which may differ from fair value. The Company’s Interest Rate Caps are recorded at their Level 2 fair values in the Condensed Consolidated Balance Sheets.
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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the Company’s blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability, and changes to that established liability would be recorded to other (expense) income in the period the Company made the determination regarding the applicable change. The Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $185.4 million over the 11-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
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

Reclassifications
Certain amounts presented have been reclassified within the “Condensed Consolidated Statements of Operations and Comprehensive Income” to conform with the current period presentation, including a prior year reclassification from Interest expense, net to Interest income for the three and six months ended June 30, 2023. The reclassifications occurred as a result of an increase in the significance of the current year amount. There was no change to the Condensed Consolidated Balance Sheet, Statements of Operations and Comprehensive Income, and Statements of Cash Flows from the reclassification.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales by Channel:
Professional	$33,416	$40,940	$72,162	$89,337
Specialty retail	36,424	29,767	70,856	64,626
DTC	34,103	38,534	59,831	69,065
Total net sales	$103,943	$109,241	$202,849	$223,028
Net sales by major geographic region is based on the shipping address on record for the customer purchasing the Company’s products. During the three and six months ended June 30, 2024 and June 30, 2023, the Company’s net sales to consumers in the United States and International regions were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales by Geography:
United States	$53,751	$50,099	$102,596	$97,761
International	50,192	59,142	100,253	125,267
Total net sales	$103,943	$109,241	$202,849	$223,028
For the three and six months ended June 30, 2024, U.S. net sales included approximately $2.4 million and $4.1 million, respectively, of net sales to customers with U.S. shipping addresses who the Company expects will ultimately sell such products in international jurisdictions.
For the three and six months ended June 30, 2023, U.S net sales included approximately $2.6 million and $4.8 million, respectively, of net sales to customers with U.S. shipping addresses who the Company expects will ultimately sell such products in international jurisdictions.
No international country exceeded 10% of total net sales for the three and six months ended June 30, 2024 and June 30, 2023. Despite our customers’ geographic location, the majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency.
NOTE 4 - INVENTORY
Inventory as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$25,922	$30,306
Finished goods	74,234	65,616
Inventory	$100,156	$95,922

During the three and six months ended June 30, 2024, the Company recorded inventory write-offs of $1.6 million and $2.5 million, respectively, due to reserves for product obsolescence.
During the three and six months ended June 30, 2023, the Company recorded inventory write-offs of $3.6 million and $6.2 million, respectively, due to reserves for product obsolescence.
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
On August 11, 2022, the Company entered into an interest rate cap transaction (the “2022 Interest Rate Cap”) in connection with the 2022 Term Loan Facility, with a notional amount of $400 million. The 2022 Interest Rate Cap expired on July 31, 2024.
In advance of the expiration of the 2022 Interest Rate Cap, on May 7, 2024, the Company entered into a second interest rate cap transaction (the “2024 Interest Rate Cap” and, together with the 2022 Interest Rate Cap, the “Interest Rate Caps”) in connection with the 2022 Term Loan Facility, with a notional amount of $400 million. The 2024 Interest Rate Cap expires on July 31, 2026.
The Interest Rate Caps were designated as cash flow hedges. For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into Interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. The Interest Rate Caps assets are measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value the Interest Rate Caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Interest Rate Caps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the impact of the credit valuation adjustments made to the Interest Rate Caps were not significant to the overall valuation. As a result, the Interest Rate Caps as of June 30, 2024 and the 2022 Interest Rate Cap as of December 31, 2023 were classified as Level 2 of the fair value hierarchy.
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2024 and December 31, 2023 were as follows:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Current Assets
2022 Interest Rate Cap at June 30, 2024	$443	$—	$443	$—
Other Assets
2024 Interest Rate Cap at June 30, 2024	$1,151	$—	$1,151	$—
Other Assets
2022 Interest Rate Cap at December 31, 2023	$2,391	$—	$2,391	$—

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are comprised of the following:

	June 30, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(170,515)	$781,485
Product formulations	15 years	136,500	(40,632)	95,868
Customer relationships	20 years	53,000	(11,866)	41,134
Software	3-15 years	7,947	(3,008)	4,939
Total finite-lived intangibles		1,149,447	(226,021)	923,426
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,317,747	$(226,021)	$1,091,726

	December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(151,475)	$800,525
Product formulations	15 years	136,500	(36,082)	100,418
Customer relationships	20 years	53,000	(10,541)	42,459
Software	3 years	5,660	(1,348)	4,312
Total finite-lived intangibles		1,147,160	(199,446)	947,714
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,315,460	$(199,446)	$1,116,014
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
Amortization of the Company’s definite-lived intangible assets for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of patented formulations	$2,302	$1,964	$4,489	$3,706

Amortization expense, brand name and customer relationships	$10,183	$10,186	$20,365	$20,368
Amortization expense, software	553	138	1,660	279
Amortization of other intangible assets	10,736	10,324	22,025	20,647

Amortization of patented formulations capitalized to inventory	$(27)	$303	61	828

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Accrued professional fees	$4,590	$4,133
Payroll liabilities	4,835	4,639
Accrued freight	2,497	1,229
Accrued advertising	5,620	6,348
Deferred revenue	1,125	1,051
Accrued interest	419	431
Other accrued expenses and current liabilities	3,419	2,745
Accrued expenses and other current liabilities	$22,505	$20,576

NOTE 8 - LONG-TERM DEBT
The Company’s Long-Term Debt as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$659,812	$663,188
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(1)	—	—
Debt issuance costs	(6,695)	(7,415)
Total term loan debt	653,117	655,773
Less: Current portion	(6,750)	(6,750)
Long-term debt, net of debt issuance costs and current portion	$646,367	$649,023
(1) As of June 30, 2024 and December 31, 2023, the Company did not have outstanding amounts drawn on the 2022 Revolver, including letters of credit and swingline loan sub-facilities. As of June 30, 2024, the Company had $150 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding debt under the 2022 Term Loan Facility was 8.9% per annum as of June 30, 2024. The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) an adjusted term secured overnight financing rate (“SOFR”) (subject to a 0.50% floor with respect to the 2022 Term Loan Facility, and a 0% floor with respect to the 2022 Revolver) plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate (subject to a 0% floor) plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) (subject to a 1.50% floor with respect to the 2022 Term Loan Facility, and a 1.00% floor with respect to the 2022 Revolver) plus an additional interest rate spread.
Interest expense, net of interest income and inclusive of debt amortization, for the three months ended June 30, 2024 and June 30, 2023 was $8.3 million and $10.2 million, respectively, and for the six months ended June 30, 2024 and June 30, 2023 was $16.6 million and $20.7 million, respectively.
The fair value of the Company’s long-term debt is based on the market value of its long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of June 30, 2024, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $653.1 million, and the fair value of the Company’s long-term debt was $633.4 million. As of December 31, 2023, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $655.8 million, and the fair value of the Company’s long-term debt was $615.1 million.
The 2022 Credit Agreement includes, among other things, customary negative and affirmative covenants (including reporting, financial and maintenance covenants) and events of default (including a change of control) for facilities of this type. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. The Company was in compliance with these affirmative and negative covenants on June 30, 2024 and December 31, 2023. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.
Interest Rate Cap Transactions
The Company’s results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement, including the 2022 Term Loan Facility. The Company may, from time to time, utilize interest rate derivatives in an effort to add stability to interest expense and to manage its exposure to interest rate movements.
On August 11, 2022, the Company entered into the 2022 Interest Rate Cap with a notional value of $400.0 million in connection with the 2022 Term Loan Facility. The 2022 Interest Rate Cap expired on July 31, 2024.
On May 7, 2024, the Company entered into the 2024 Interest Rate Cap with a notional value of $400.0 million (amortizing to $200.0 million, commencing August 29, 2025) in connection with the 2022 Term Loan Facility. The 2024 Interest Rate

Cap expires on July 31, 2026. Fair value and the related classification of the Company’s Interest Rate Caps are discussed in “Note 5 - Fair Value Measurement”.
During the three and six months ended June 30, 2024, the Company’s Interest Rate Caps generated an unrecognized pre-tax loss of $1.4 million and $1.9 million, respectively, recorded in accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. During the same periods, the Company also recognized a $1.3 million and $2.7 million reduction, respectively, in interest expense related to the Company’s receipt of funds as a result of an interest rate cap settlement with the Company’s counterparty with respect to the 2022 Interest Rate Cap, partially offset by $0.3 million and $0.6 million, respectively, of interest expense related to amortization of the interest rate cap premiums paid by the Company in connection with the Interest Rate Caps.
During the three and six months ended June 30, 2023, the Company’s 2022 Interest Rate Cap generated an unrecognized pre-tax loss of $1.7 million and $1.0 million, respectively, recorded in accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. During the same periods, the Company also recognized a $0.9 million and $1.5 million reduction, respectively, in interest expense related the Company’s receipt of funds as a result of an interest rate cap settlement with the Company’s counterparty, partially offset by $0.3 million and $0.5 million, respectively, related to amortization of the interest rate cap premium paid by the Company in connection with the 2022 Interest Rate Cap.
The Company performed an initial effectiveness assessment on the Interest Rate Caps and determined each to be an effective hedge of the cash flows related to the interest rate payments on the 2022 Term Loan Facility. The hedge is evaluated qualitatively on a quarterly basis for effectiveness. Changes in fair value are recorded in accumulated other comprehensive income and periodic settlements of the Interest Rate Caps will be recorded in interest expense along with the interest on amounts outstanding under the 2022 Term Loan Facility. Payments of the up-front premiums of the Interest Rate Caps are included within other current assets and other assets and liabilities within cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows.
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
NOTE 9 - EQUITY
During the six months ended June 30, 2024, the Company issued 1,098,285 shares of its common stock, of which 297,945 shares were issued as a result of stock options exercised and 800,340 shares were issued upon vesting of restricted stock units.
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
NOTE 10 - RELATED PARTY TRANSACTIONS
In August 2023, the Company entered into an agreement with Pacvue Corporation, an e-commerce advertising and software company, in which certain investment funds affiliated with Advent International L.P., the holder of a majority of the Company’s common stock (collectively the “Advent Funds”), hold a greater than 10% equity interest. During the three and six months ended June 30, 2024, the Company paid Pacvue Corporation $91 thousand and $263 thousand, respectively. No payments were made to Pacvue Corporation during the three and six months ended June 30, 2023.
In connection with the Reorganization Transactions, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Tax Receivable Agreement”. During the three and six months ended June 30, 2024, the Company made a payment of $12.6 million, and during the three and six months ended June 30, 2023, the Company made a payment of $16.6 million to the Pre-IPO Stockholders, as required pursuant to the terms of the Tax Receivable Agreement.

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
Pending Legal Proceedings:
On November 17, 2022, a putative securities class action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, captioned Lilien v. Olaplex Holdings, Inc. et al., No. 2:22-cv-08395. A consolidated complaint was filed on April 28, 2023, which names as additional defendants the underwriters for the Company’s IPO and various stockholders that sold shares of common stock of the Company in the IPO. The action is brought on behalf of a putative class of purchasers of the Company’s common stock in or traceable to the Company’s IPO and asserts claims under Sections 11, 12, and 15 of the Securities Act of 1933. The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. The defendants moved to dismiss the consolidated complaint on July 19, 2023. The court held hearings on the defendants’ motions to dismiss on October 16, 2023 and July 1, 2024. A decision has yet to be issued. The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement regarding the claims asserted in this action. The Company intends to vigorously defend the pending lawsuit.
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
As of June 30, 2024 and December 31, 2023, the Company was not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

NOTE 12 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$5,779	$6,156	$13,525	$27,120

Denominator:
Weighted average common shares outstanding – basic	661,734,667	654,345,056	661,278,793	653,045,245
Dilutive common equivalent shares from common stock equivalents	1,810,591	26,004,105	2,237,906	29,062,487
Weighted average common shares outstanding – diluted	663,545,258	680,349,161	663,516,699	682,107,732

Net income per share:
Basic	$0.01	$0.01	$0.02	$0.04
Diluted	$0.01	$0.01	$0.02	$0.04
Options to purchase 10,269,710 and 9,578,809 shares of the Company’s common stock for the three and six months ended June 30, 2024, respectively, and options to purchase 2,965,541 and 1,459,061 shares of the Company’s common stock for the three and six months ended June 30, 2023, respectively, were not included in the computation of diluted net income per share because the exercise prices of these options were greater than the average market price per share of the Company’s common stock for the applicable period, and therefore would have been anti-dilutive.

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
Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and in “Item 1A. - Risk Factors” in the 2023 Form 10-K.
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

Second Quarter 2024 Financial Summary
•Net sales decreased 4.8% from $109.2 million in the three months ended June 30, 2023 to $103.9 million in the three months ended June 30, 2024. For the three months ended June 30, 2024, net sales in our professional channel decreased 18.4%, our specialty retail channel increased 22.4% and our DTC channel decreased 11.5%, in each case as compared to the three months ended June 30, 2023.
•Gross profit margin decreased from 70.9% in the three months ended June 30, 2023 to 69.7% in the three months ended June 30, 2024, primarily as a result of an expansion of our customer sampling program, product and channel mix and increased promotional allowance, partially offset by decreases in warehouse and distribution costs and a lower reserve for product obsolescence.
•Operating expenses for the three months ended June 30, 2024 decreased by 4.4%, as compared to the three months ended June 30, 2023, primarily as a result of lower professional fees, and lower non-payroll related marketing and advertising expenses, partially offset by an increase in payroll costs due to workforce expansion and merit increases, higher distribution and fulfillment costs and increased technology investments in the three months ended June 30, 2024.
•Operating income decreased from $18.8 million for the three months ended June 30, 2023 to $16.3 million for the three months ended June 30, 2024.
•Net income decreased from $6.2 million for the three months ended June 30, 2023 to $5.8 million for the three months ended June 30, 2024.
Year to Date 2024 Financial Summary
•Net sales decreased 9.0% from $223.0 million in the six months ended June 30, 2023 to $202.8 million in the six months ended June 30, 2024. For the six months ended June 30, 2024, net sales in our professional channel decreased 19.2%, our specialty retail channel increased 9.6% and our DTC channel decreased 13.4%, in each case as compared to the six months ended June 30, 2023.
•Gross profit margin decreased from 71.0% in the six months ended June 30, 2023 to 70.9% in the six months ended June 30, 2024, primarily as a result of an expansion of our customer sampling program, product and channel mix, increased promotional allowance and higher input costs for raw materials, partially offset by decreases in warehouse and distribution costs and a lower reserve for product obsolescence.
•Operating expenses for the six months ended June 30, 2024 increased by 3.8%, as compared to the six months ended June 30, 2023, primarily as a result of an increase in payroll costs due to workforce expansion and merit increases, higher distribution and fulfillment costs, higher employee benefit costs and increased technology investments, partially offset by lower professional fees and lower non-payroll related marketing and advertising expenses incurred in the six months ended June 30, 2024.
•Operating income decreased from $54.3 million for the six months ended June 30, 2023 to $35.9 million for the six months ended June 30, 2024.
•Net income decreased from $27.1 million for the six months ended June 30, 2023 to $13.5 million for the six months ended June 30, 2024.

Results of operations
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income data for each of the periods presented:

	Three Months Ended June 30,
	2024		2023
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$103,943	100.0%	$109,241	100.0%
Cost of sales:
Cost of product (excluding amortization)	29,204	28.1	29,781	27.3
Amortization of patented formulations	2,302	2.2	1,964	1.8
Total cost of sales	31,506	30.3	31,745	29.1
Gross profit	72,437	69.7	77,496	70.9
Operating expenses:
Selling, general, and administrative	45,423	43.7	48,413	44.3
Amortization of other intangible assets	10,736	10.3	10,324	9.5
Total operating expenses	56,159	54.0	58,737	53.8
Operating income	16,278	15.7	18,759	17.2
Interest expense	(14,594)	(14.0)	(14,674)	(13.4)
Interest income	6,259	6.0	4,468	4.1
Other expense, net	(264)	(0.3)	(600)	(0.5)
Income before provision for income taxes	7,679	7.4	7,953	7.3
Income tax provision	1,900	1.8	1,797	1.6
Net income	$5,779	5.6	$6,156	5.6

Net Sales
We distribute products in the U.S. and internationally through professional distributors in salons, directly to retailers for sale in their physical stores and e-commerce sites, and DTC through sales to third party e-commerce customers and through our Olaplex.com websites. As such, our three business channels consist of professional, specialty retail and DTC as follows:

(in thousands)	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net sales by Channel:
Professional	$33,416	$40,940	$(7,524)	(18.4)%
Specialty retail	36,424	29,767	6,657	22.4%
DTC	34,103	38,534	(4,431)	(11.5)%
Total Net sales	$103,943	$109,241	$(5,298)	(4.8)%
Total net sales declined 4.8% in the three months ended June 30, 2024 compared to the same period in 2023, primarily attributed to a lower level of demand. This decline was partially offset by our launch of Browbond® Building Serum and prior year launches of No. 5P Blonde Enhancer™ Toning Conditioner, Jumbo No. 4P Blonde Enhancer™ Toning Shampoo and Jumbo No. 5P Blonde Enhancer™ Toning Conditioner, as well as the impact of new customers within each channel. Net sales declined primarily in the United Kingdom and certain key markets in continental Europe, partially offset by increases in the United States and Canada.
Cost of Sales and Gross Profit

(in thousands)	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Cost of sales	$31,506	$31,745	$(239)	(0.8)%
Gross profit	$72,437	$77,496	$(5,059)	(6.5)%
Our cost of sales decreased primarily due to a decrease in product sales, decrease in warehouse and distribution costs and a decrease in write-off for product obsolescence in the three months ended June 30, 2024. The Company recorded $1.6 million in inventory write-offs during the three months ended June 30, 2024 as compared to $3.6 million recorded during the three months ended June 30, 2023. The cost of sales decline was partially offset by an expansion of our customer sampling program, as well as product mix and channel mix in the three months ended June 30, 2024.
As a result of the activity described above, our gross profit margin decreased from 70.9% in the three months ended June 30, 2023 to 69.7% in the three months ended June 30, 2024.
Operating Expenses

(in thousands)	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Selling, general, and administrative expenses	$45,423	$48,413	$(2,990)	(6.2)%
Amortization of other intangible assets	10,736	10,324	412	4.0%
Total operating expenses	$56,159	$58,737	$(2,578)	(4.4)%
The decrease in selling, general and administrative expenses was primarily driven by a decrease of $5.7 million in professional fees and $3.3 million in non-payroll related marketing and advertising expenses, partially offset by an increase of $3.8 million in payroll costs driven by workforce expansion and merit increases, $0.9 million in distribution and fulfillment costs and $0.8 million in technology investments incurred during the three months ended June 30, 2024.

Interest Expense, Net

(in thousands)	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Interest expense	$(14,594)	$(14,674)	$80	(0.5)%
Interest income	$6,259	$4,468	$1,791	40.1%
Interest expense, net	$(8,335)	$(10,206)	$1,871	(18.3)%
Interest income for the three months ended June 30, 2024 increased as compared to the previous year due to additional investments in highly liquid investments with a maturity of three months or less.
Other Expense, Net

(in thousands)	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Other expense, net	$(264)	$(600)	$336	(56.0)%
Other expense, net decreased primarily due to foreign currency transactions losses driven by the performance of the U.S. dollar.
Income Tax Provision

(in thousands)	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Income tax provision	$1,900	$1,797	$103	5.7%
Our effective tax rate increased to 24.7% for the three months ended June 30, 2024, as compared to 22.6% for the three months ended June 30, 2023, primarily due to a shortfall associated with the vesting of the restricted stock units.
Our effective tax rate for the three months ended June 30, 2024 is higher than the statutory rate of 21% primarily due to the effect of state income taxes and a discrete tax expense from restricted stock units vested during the period, partially offset by the foreign derived intangible income (“FDII”) deduction, which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate. Our effective tax rate in the three months ended June 30, 2023 was higher than the statutory tax rate of 21% due to the effect of state income taxes, partially offset by the FDII deduction.

Results of operations
Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income data for each of the periods presented:

	Six Months Ended June 30,
	2024		2023
	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$202,849	100.0%	$223,028	100.0%
Cost of sales:
Cost of product (excluding amortization)	54,580	26.9	61,016	27.4
Amortization of patented formulations	4,489	2.2	3,706	1.7
Total cost of sales	59,069	29.1	64,722	29.0
Gross profit	143,780	70.9	158,306	71.0
Operating expenses:
Selling, general, and administrative	85,860	42.3	83,337	37.4
Amortization of other intangible assets	22,025	10.9	20,647	9.3
Total operating expenses	107,885	53.2	103,984	46.6
Operating income	35,895	17.7	54,322	24.4
Interest expense	(29,098)	(14.3)	(28,591)	(12.8)
Interest income	12,462	6.1	7,842	3.5
Other expense, net	(1,211)	(0.6)	(358)	(0.2)
Income before provision for income taxes	18,048	8.9	33,215	14.9
Income tax provision	4,523	2.2	6,095	2.7
Net income	$13,525	6.7	$27,120	12.2
Net Sales
Net sales by channel for the six months ended June 30, 2024 and June 30, 2023 were as follows:

(in thousands)	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net sales by Channel:
Professional	$72,162	$89,337	$(17,175)	(19.2)%
Specialty retail	70,856	64,626	6,230	9.6%
DTC	59,831	69,065	(9,234)	(13.4)%
Total Net sales	$202,849	$223,028	$(20,179)	(9.0)%
Total net sales declined 9.0% in the six months ended June 30, 2024 compared to the same period in 2023, primarily attributed to a lower level of demand. This decline was partially offset by our launch of Browbond® Building Serum and prior year launches of No. 5P Blonde Enhancer™ Toning Conditioner, Jumbo No. 4P Blonde Enhancer™ Toning Shampoo and Jumbo No. 5P Blonde Enhancer™ Toning Conditioner, as well as the impact of new customers within each channel. Net sales declined primarily in the United Kingdom and certain key markets in continental Europe, partially offset by increases in the United States and in Latin America.

Cost of Sales and Gross Profit

(in thousands)	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Cost of sales	$59,069	$64,722	$(5,653)	(8.7)%
Gross profit	$143,780	$158,306	$(14,526)	(9.2)%
Our cost of sales decreased primarily due to a decrease in product sales, decrease in warehouse and distribution costs and a decrease in write-off for product obsolescence in the six months ended June 30, 2024. The Company recorded $2.5 million in inventory write-offs during the six months ended June 30, 2024 as compared to $6.2 million recorded during the six months ended June 30, 2023. The cost of sales decline was partially offset by an expansion of our customer sampling program, as well as product mix and channel mix and higher input costs for raw materials in the six months ended June 30, 2024.
As a result of the activity described above, our gross profit margin decreased from 71.0% in the six months ended June 30, 2023 to 70.9% in the six months ended June 30, 2024.
Operating Expenses

(in thousands)	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Selling, general, and administrative expenses	$85,860	$83,337	$2,523	3.0%
Amortization of other intangible assets	22,025	20,647	1,378	6.7%
Total operating expenses	$107,885	$103,984	$3,901	3.8%
The increase in selling, general and administrative expenses was primarily driven by an increase of $5.8 million in payroll costs driven by workforce expansion and merit increases, $2.1 million in distribution and fulfillment costs, $1.3 million in technology investments, and $1.3 million of employee benefit costs, partially offset by a decrease of $6.2 million in professional fees and $2.4 million of non-payroll related marketing and advertising expenses during the six months ended June 30, 2024.

Interest Expense, Net

(in thousands)	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Interest expense	$(29,098)	$(28,591)	$(507)	1.8%
Interest income	$12,462	$7,842	$4,620	58.9%
Interest expense, net	$(16,636)	$(20,749)	$4,113	(19.8)%

Interest expense for the six months ended June 30, 2024 increased as compared to the previous year due to an increase in interest rates, which was partially offset by benefits from the 2022 Interest Rate Cap. See “Liquidity and Capital Resources Requirements – 2022 Credit Facility” for additional information on our outstanding debt.
Interest income for the six months ended June 30, 2024 increased as compared to the previous year due to increasing interest rates and additional investments in highly liquid investments with a maturity of three months or less.
Other Expense, Net

(in thousands)	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Other expense, net	$(1,211)	$(358)	$(853)	238.3%
Other expense, net increased primarily due to foreign currency transaction losses driven by the performance of the U.S. dollar.

Income Tax Provision

(in thousands)	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Income tax provision	$4,523	$6,095	$(1,572)	(25.8)%
Our effective tax rate increased to 25.1% for the six months ended June 30, 2024, as compared to 18.4% for the six months ended June 30, 2023. The increase in the effective tax rate for the six months ended June 30, 2024 is primarily due to the impact of a discrete tax expense for interest associated with income taxes and a shortfall associated with the vesting of the restricted stock units during the period, compared to a discrete tax benefit from stock option exercises during the six months ended June 30, 2023.
Our effective tax rate for the six months ended June 30, 2024 was higher than the statutory rate of 21% primarily due to the impact of the discrete tax expense for interest associated with income taxes, the effect of state income taxes and a discrete tax expense from restricted stock units vested during the period, partially offset by the FDII deduction. Our effective tax rate for the six months ended June 30, 2023 was lower than the statutory tax rate of 21% primarily due to the benefit associated with the FDII deduction, as well as a discrete tax benefit from stock option exercises. These benefits were partially offset by the net impact of state income taxes.
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
As of June 30, 2024, we had $507.9 million of cash and cash equivalents. In addition, as of June 30, 2024, we had borrowing capacity of $150.0 million under the 2022 Revolver, plus $75.9 million of working capital excluding cash and cash equivalents for a combined liquidity position of $733.8 million.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$59,949	$75,087
Investing activities	(2,178)	(1,996)
Financing activities	(16,246)	(17,481)
Net increase in cash and cash equivalents:	$41,525	$55,610
Operating Activities
The change in net cash provided by operating activities during the six months ended June 30, 2024 compared to the same period in 2023 was primarily a result of a decrease in net income of $13.6 million, lower inventory write-offs and disposal adjustments, as well as decreased deferred taxes, partially offset by increased share based compensation expense, as well as higher amortization of intangible assets.
Investing Activities
Our investing activities included purchases of software and property and equipment during the six months ended June 30, 2024. Our investing activities included purchases of software, intangibles and property and equipment during the six months ended June 30, 2023.
Financing Activities
Our financing activities for the six months ended June 30, 2024 primarily consisted of cash outflows for payments on our long-term debt and debt issuance costs, payments to our Pre-IPO Stockholders pursuant to our Tax Receivable Agreement, and payments related to shares withheld and retired to cover the tax withholding obligations for vested restricted stock units, partially offset by cash received by the Company from stock option exercises. For the six months ended June 30, 2023, our financing activities primarily consisted of cash outflows for payments on our long-term debt and debt issuance costs, payments to our Pre-IPO Stockholders pursuant to our Tax Receivable Agreement, and payments related to shares withheld and retired to cover the tax withholding obligations and exercise price for SARs, partially offset by cash received by the Company from stock option exercises.
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
2022 Credit Facility
As of June 30, 2024, we had outstanding indebtedness under the 2022 Credit Agreement of $659.8 million, of which $6.8 million was classified as current. As of June 30, 2024, we had $150.0 million of available borrowing capacity under the 2022 Revolver.

The interest rate on outstanding amounts under the 2022 Term Loan Facility was 8.9% per annum as of June 30, 2024. We have not drawn on the 2022 Revolver as of June 30, 2024. The 2022 Term Loan Facility is repayable in mandatory quarterly installments equal to $1.6 million, with the balance payable at maturity. The maturity date of the 2022 Term Loan Facility is February 23, 2029, and the maturity date of the 2022 Revolver is February 23, 2027.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions) pay dividends and distributions or repurchase its capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The 2022 Credit Agreement also includes reporting, financial and maintenance covenants, including a springing first lien leverage ratio financial covenant. The Company was in compliance with these affirmative and negative covenants on June 30, 2024 and December 31, 2023. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement.
On August 11, 2022, we entered into an interest rate cap transaction (the “2022 Interest Rate Cap”) in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, in order to limit our exposure to potential increases in future interest rates related to the 2022 Term Loan Facility. The 2022 Interest Rate Cap expired on July 31, 2024.
On May 7, 2024, in advance of the expiration of the 2022 Interest Rate Cap, we entered into a second interest rate cap transaction (the “2024 Interest Rate Cap” and, together with the 2022 Interest Rate Cap, the “Interest Rate Caps”) in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, amortizing to $200.0 million on August 29, 2025. The 2024 Interest Rate Cap expires on July 31, 2026. We have designated the Interest Rate Caps as cash-flow hedges for accounting purposes.
See “Note 8 - Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Quarterly Report for additional information.
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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that we and our subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $185.4 million over the 11-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
Contractual Obligations and Commitments
There were no material changes to our contractual obligations since the filing of our 2023 Form 10-K.
Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including revenue recognition, inventory, and the Tax Receivable Agreement, see our discussion for the year ended December 31, 2023 in the 2023 Form 10-K. There have been no material changes to these policies in the six months ended June 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of our business. This includes risk associated with interest rates, our interest rate cap transactions, inflation and foreign exchange.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. Interest rate changes generally affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of June 30, 2024, we had $659.8 million of outstanding variable rate loans under the 2022 Term Loan Facility. Based on our June 30, 2024 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $6.6 million over the next 12 months.
Interest Rate Caps
On August 11, 2022 and on May 7, 2024, we entered into the Interest Rate Caps in connection with the 2022 Term Loan Facility, as more fully described in “Note 8 - Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1. Financial Statements of this Quarterly Report. We use the Interest Rate Caps to add stability to interest expense and to manage our exposure to interest rate movements. The fair value of the Interest Rate Caps is measured at the end of each reporting period using observable inputs other than quoted prices. The fair value of the Interest Rate Caps recorded in other current assets and other assets at June 30, 2024 was $0.4 million and $1.2 million, respectively. A hypothetical 50 basis point increase in interest rates would result in an increase to the fair value of the Interest Rate Caps of approximately $1.5 million. A hypothetical 50 basis point decrease in interest rates would result in a decrease to the fair value of the Interest Rate Caps of approximately $0.8 million.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(c)During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001- 40860)).

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 14, 2024 (File No. 001-40860)).

3.3	Second Amended and Restated Bylaws of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 20, 2023 (File No. 001-40860)).
10.1#	Engagement Letter, dated April 3, 2024, by and between Alvarez & Marsal Private Equity Performance Improvement Group, LLC and Olaplex Holdings, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

OLAPLEX HOLDINGS, INC.

	By:	/s/ Amanda Baldwin
August 6, 2024		Name:	Amanda Baldwin
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul Kosturos
August 6, 2024		Name:	Paul Kosturos
		Title:	Interim Chief Financial Officer
(Principal Financial Officer)