Form 10-Q
period 2024-09-30
OLAPLEX HOLDINGS, INC.
filed 2024-11-07
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2024, registrant had 662,922,801 shares of common stock, par value $0.001 per share, outstanding.

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
•“2022 Credit Agreement” refers to the Credit Agreement, dated as of February 23, 2022, by and among Olaplex, Inc., Penelope Intermediate Corp., Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, and each lender and issuing bank from time to time party thereto. The 2022 Credit Agreement includes, among other things, a $675 million seven-year senior-secured term loan facility (the “2022 Term Loan Facility”) and a $150 million five-year senior-secured revolving credit facility (the “2022 Revolver”).
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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share and share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$538,829	$466,400
Accounts receivable, net of allowances of $21,309 and $21,465	34,886	40,921
Inventory	85,907	95,922
Other current assets	10,090	9,953
Total current assets	669,712	613,196
Property and equipment, net	1,238	930
Intangible assets, net	911,477	947,714
Goodwill	168,300	168,300
Other assets	8,430	10,198
Total assets	$1,759,157	$1,740,338

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$11,356	$7,073
Sales and income taxes payable	5,654	9,067
Accrued expenses and other current liabilities	19,797	20,576
Current portion of long-term debt	6,750	6,750
Current portion of Related Party payable pursuant to Tax Receivable Agreement	13,006	12,675
Total current liabilities	56,563	56,141
Long-term debt	645,040	649,023
Deferred tax liabilities	3,636	3,016
Related Party payable pursuant to Tax Receivable Agreement	172,390	185,496
Other liabilities	1,798	1,694
Total liabilities	879,427	895,370

Contingencies (Note 11)

Stockholders’ equity (Notes 1 and 9):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 662,479,324 and 660,731,935 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	662	671
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	325,288	316,489
Accumulated other comprehensive (loss) income	(985)	1,365
Retained earnings	554,765	526,443
Total stockholders’ equity	879,730	844,968
Total liabilities and stockholders’ equity	$1,759,157	$1,740,338
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$119,080	$123,555	$321,929	$346,583
Cost of sales:
Cost of product (excluding amortization)	34,781	37,415	89,361	98,431
Amortization of patented formulations	2,565	2,592	7,054	6,298
Total cost of sales	37,346	40,007	96,415	104,729
Gross profit	81,734	83,548	225,514	241,854
Operating expenses:
Selling, general, and administrative	42,956	36,433	128,816	119,770
Amortization of other intangible assets	10,782	10,378	32,807	31,025
Total operating expenses	53,738	46,811	161,623	150,795
Operating income	27,996	36,737	63,891	91,059
Interest expense	(15,610)	(14,692)	(44,708)	(43,283)
Interest income	6,605	5,182	19,067	13,024
Other income (expense), net	670	(970)	(541)	(1,328)
Income before provision for income taxes	19,661	26,257	37,709	59,472
Income tax provision	4,864	5,891	9,387	11,986
Net income	$14,797	$20,366	$28,322	$47,486

Net income per share:
Basic	$0.02	$0.03	$0.04	$0.07
Diluted	$0.02	$0.03	$0.04	$0.07
Weighted average common shares outstanding:
Basic	662,248,231	654,702,392	661,586,351	653,603,665
Diluted	666,151,359	678,758,020	664,723,301	681,089,543

Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives, net of income tax effect	$(906)	$(861)	$(2,350)	$229
Total other comprehensive (loss) income	(906)	(861)	(2,350)	229
Comprehensive income	$13,891	$19,505	$25,972	$47,715
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(amounts in thousands, except number of shares)
(Unaudited)

	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
Balance - December 31, 2023	660,731,935	$671	$316,489	$1,365	$526,443	$844,968
Net income	—	—	—	—	7,746	7,746
Issuance of shares upon exercise of stock options and vesting of restricted stock units	551,742	4	171	—	—	175
Share-based compensation expense	—	—	3,183	—	—	3,183
Unrealized loss on derivatives, net of taxes	—	—	—	(361)	—	(361)
Balance – March 31, 2024	661,283,677	$675	$319,843	$1,004	$534,189	$855,711
Net income	—	$—	$—	$—	$5,779	$5,779
Issuance of shares upon exercise of stock options and vesting of restricted stock units	546,543	1	54	—	—	55
Share-based compensation expense	—	—	2,861	—	—	2,861
Unrealized loss on derivatives, net of taxes	—	—	—	(1,083)	—	(1,083)
Balance – June 30, 2024	661,830,220	$676	$322,758	$(79)	$539,968	$863,323
Net income	—	$—	$—	$—	$14,797	$14,797
Issuance of shares upon exercise of stock options and vesting of restricted stock units	649,104	(14)	14	—	—	—
Share-based compensation expense	—	—	2,516	—	—	2,516
Unrealized loss on derivatives, net of taxes	—	—	—	(906)	—	(906)
Balance – September 30, 2024	662,479,324	$662	$325,288	$(985)	$554,765	$879,730

	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance - December 31, 2022	650,091,380	$649	$312,875	$2,577	$464,856	$780,957
Net income	—	—	—	—	20,964	20,964
Issuance of shares upon exercise of stock-settled stock appreciation rights	109,620	—	326	—	—	326
Shares withheld on exercise of stock-settled stock appreciation rights	(83,501)	—	(390)	—	—	(390)
Issuance of shares upon exercise of stock options	3,659,267	4	3,295	—	—	3,299
Share-based compensation expense	—	—	2,018	—	—	2,018
Unrealized loss on derivatives, net of taxes	—	—	—	(557)	—	(557)
Balance – March 31, 2023	653,776,766	$653	$318,124	$2,020	$485,820	$806,617
Net income	—	—	—	—	6,156	6,156
Issuance of shares upon exercise of stock options	754,062	1	797	—	—	798
Share-based compensation expense	—	—	2,634		—	2,634
Unrealized gain on derivatives, net of taxes	—	—	—	1,647		1,647
Balance – June 30, 2023	654,530,828	$654	$321,555	$3,667	$491,976	$817,852
Net income	—	—	—	—	20,366	20,366
Issuance of shares upon exercise of stock options	193,538	—	352	—	—	352
Share-based compensation expense	—	—	2,686	—	—	2,686
Unrealized loss on derivatives, net of taxes	—	—	—	(861)	—	(861)
Balance – September 30, 2023	654,724,366	$654	$324,593	$2,806	$512,342	$840,395
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$28,322	$47,486
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patent formulations	7,054	6,298
Amortization of other intangibles	32,807	31,025
Inventory write-off and disposal	2,970	9,801
Depreciation of fixed assets	393	344
Amortization of debt issuance costs	1,359	1,359
Deferred taxes	1,322	2,377
Share-based compensation expense	8,560	7,338
Other operating	1,764	795
Changes in operating assets and liabilities:
Accounts receivable, net	5,513	(5,656)
Inventory	6,572	23,260
Other current assets	1,959	2,170
Accounts payable	4,091	3,601
Accrued expenses, sales tax and income tax payable	(6,918)	(1,311)
Other assets and liabilities	(2,358)	(390)
Net cash provided by operating activities	93,410	128,497

Cash flows from investing activities:
Purchase of property and equipment	(690)	(239)
Purchase of intangible assets	—	(500)
Purchase of software	(2,679)	(2,163)
Net cash used in investing activities	(3,369)	(2,902)

Cash flows from financing activities:
Proceeds from exercise of stock options	230	4,449
Payments related to shares withheld to cover tax withholding obligation for SARs	—	(64)
Payments made pursuant to Tax Receivable Agreement	(12,779)	(16,452)
Principal payments for 2022 Term Loan Facility	(5,063)	(6,750)
Net cash used in financing activities	(17,612)	(18,817)

Net increase in cash and cash equivalents	72,429	106,778
Cash and cash equivalents - beginning of period	466,400	322,808
Cash and cash equivalents - end of period	$538,829	$429,586

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,635	$9,531
Cash paid for interest	$45,781	$44,421
Supplemental disclosure of noncash activities:
Assets acquired under operating lease	$742	$2,128
Purchases of intangible assets not yet paid	$629	$—
Purchases of property and equipment not yet paid	$18	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)
NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the Company’s blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability, and changes to that established liability would be recorded to other income (expense) in the period the Company made the determination regarding the applicable change. The Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $185.4 million over the 11-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company expects this update to impact its disclosures in the notes to its financial statements but does not anticipate any effect on its consolidated results of operations, cash flows or financial condition.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The new guidance is effective for annual periods beginning after December 15, 2024. The Company expects this update to impact its disclosures in the notes to its financial statements but does not anticipate any effect on its consolidated results of operations, cash flows or financial condition.

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
Reclassifications
Certain amounts presented have been reclassified within the “Condensed Consolidated Statements of Operations and Comprehensive Income” to conform with the current period presentation, including a prior year reclassification from Interest expense, net to Interest income for the three and nine months ended September 30, 2023. The reclassifications occurred as a result of an increase in the significance of the current year amount. The reclassifications had no effect on the Company’s consolidated operating results, financial condition or cash flows.
NOTE 3 – NET SALES
The Company distributes products in the U.S. and internationally through professional distributors in salons, directly to retailers for sale in their physical stores and e-commerce sites, and direct-to-consumer (“DTC”) through sales to third-party e-commerce customers and through its own Olaplex.com website. During the three and nine months ended September 30, 2024 and September 30, 2023, the Company’s net sales by its three business channels, professional, specialty retail and DTC, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales by Channel:
Professional	$42,198	$48,289	$114,360	$137,626
Specialty retail	42,607	43,159	113,463	107,785
DTC	34,275	32,107	94,106	101,172
Total net sales	$119,080	$123,555	$321,929	$346,583
Net sales by major geographic region is based on the shipping address on record for the customer purchasing the Company’s products. During the three and nine months ended September 30, 2024 and September 30, 2023, the Company’s net sales to consumers in the United States and International regions were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales by Geography:
United States	$59,839	$61,880	$162,435	$159,641
International	59,241	61,675	159,494	186,942
Total net sales	$119,080	$123,555	$321,929	$346,583
For the three and nine months ended September 30, 2024, U.S. net sales included approximately $3.2 million and $7.3 million, respectively, of net sales to customers with U.S. shipping addresses who the Company expects will ultimately sell such products in international jurisdictions.
For the three and nine months ended September 30, 2023, U.S net sales included approximately $4.6 million and $9.4 million, respectively, of net sales to customers with U.S. shipping addresses who the Company expects will ultimately sell such products in international jurisdictions.
No international country exceeded 10% of total net sales for the three and nine months ended September 30, 2024 and September 30, 2023, respectively. Despite our customers’ geographic location, the majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency.

NOTE 4 – INVENTORY
Inventory as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$22,964	$30,306
Finished goods	62,943	65,616
Inventory	$85,907	$95,922
During the three and nine months ended September 30, 2024, the Company recorded inventory write-offs of $0.5 million and $3.0 million, respectively, due to reserves for product obsolescence.
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
The 2024 Interest Rate Cap asset is, and the 2022 Interest Rate Cap was, measured at fair value on a recurring basis. Although the Company has determined that the majority of the inputs used to value the Interest Rate Caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Interest Rate Caps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the impact of the credit valuation adjustments made to the Interest Rate Caps were not significant to the overall valuation. As a result, the 2024 Interest Rate Cap as of September 30, 2024 and the 2022 Interest Rate Cap as of December 31, 2023 were classified as Level 2 of the fair value hierarchy.

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2024 were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Other assets
2024 Interest Rate Cap	$142	$—	$142	$—
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2023 were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Other assets
2022 Interest Rate Cap	$2,391	$—	$2,391	$—

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets as of September 30, 2024 and December 31, 2023 were comprised of the following:

	September 30, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(180,034)	$771,966
Product formulations	15 years	136,500	(42,906)	93,594
Customer relationships	20 years	53,000	(12,530)	40,470
Software	3-15 years	9,054	(3,607)	5,447
Total finite-lived intangibles		1,150,554	(239,077)	911,477
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,318,854	$(239,077)	$1,079,777

	December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(151,475)	$800,525
Product formulations	15 years	136,500	(36,082)	100,418
Customer relationships	20 years	53,000	(10,541)	42,459
Software	3 years	5,660	(1,348)	4,312
Total finite-lived intangibles		1,147,160	(199,446)	947,714
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,315,460	$(199,446)	$1,116,014
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
Amortization of the Company’s definite-lived intangible assets for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of patented formulations	$2,565	$2,592	$7,054	$6,298

Amortization expense, brand name and customer relationships	$10,183	$10,179	$30,548	$30,547
Amortization expense, software	599	199	2,259	478
Amortization of other intangible assets	$10,782	$10,378	$32,807	$31,025

Amortization of patented formulations capitalized to inventory	$(291)	$(315)	$(230)	$513

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Accrued professional fees	$4,498	$4,133
Payroll liabilities	4,318	4,639
Accrued freight	1,618	1,229
Accrued advertising	4,149	6,348
Deferred revenue	1,130	1,051
Other accrued expenses and current liabilities	4,084	3,176
Accrued expenses and other current liabilities	$19,797	$20,576

NOTE 8 – LONG-TERM DEBT
The Company’s Long-Term Debt as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$658,125	$663,188
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(1)	—	—
Debt issuance costs	(6,335)	(7,415)
Total term loan debt	651,790	655,773
Less: Current portion	(6,750)	(6,750)
Long-term debt, net of debt issuance costs and current portion	$645,040	$649,023
(1) As of September 30, 2024 and December 31, 2023, the Company did not have outstanding amounts drawn on the 2022 Revolver, including letters of credit and swingline loan sub-facilities. As of September 30, 2024, the Company had $150 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding debt under the 2022 Term Loan Facility was 8.4% per annum as of September 30, 2024. The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) an adjusted term secured overnight financing rate (“SOFR”) (subject to a 0.50% floor with respect to the 2022 Term Loan Facility, and a 0% floor with respect to the 2022 Revolver) plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate (subject to a 0% floor) plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) (subject to a 1.50% floor with respect to the 2022 Term Loan Facility, and a 1.00% floor with respect to the 2022 Revolver) plus an additional interest rate spread.
Interest expense, inclusive of debt amortization, for the three months ended September 30, 2024 and September 30, 2023 was $15.6 million and $14.7 million, respectively, and for the nine months ended September 30, 2024 and September 30, 2023 was $44.7 million and $43.3 million, respectively.
The fair value of the Company’s long-term debt is based on the market value of its long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of September 30, 2024, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $651.8 million, and the fair value of the Company’s long-term debt was $626.9 million. As of December 31, 2023, the carrying amount of the Company’s long-term debt under the 2022 Credit Agreement was $655.8 million, and the fair value of the Company’s long-term debt was $615.1 million.
The 2022 Credit Agreement includes, among other things, customary negative and affirmative covenants (including reporting, financial and maintenance covenants) and events of default (including a change of control) for facilities of this type. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. The Company was in compliance with these affirmative and negative covenants on September 30, 2024 and December 31, 2023, respectively. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.
Interest Rate Cap Transactions

The Company’s results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement, including the 2022 Term Loan Facility. The Company may, from time to time, utilize interest rate derivatives in an effort to add stability to interest expense and to manage its exposure to interest rate fluctuations. See further discussion in “Note 5 - Fair Value Measurement”.

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
During the three and nine months ended September 30, 2024, the Company’s Interest Rate Caps generated an unrecognized pre-tax loss of $1.2 million and $3.0 million, respectively, recorded in accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. During the same periods, the Company also recognized a $0.7 million and $3.4 million reduction, respectively, in interest expense related to the Company’s receipt of funds as a result of the interest rate cap settlements with the Company’s counterparty with respect to the Interest Rate Caps, partially offset by $0.3 million and $0.9 million, respectively, of interest expense related to amortization of the interest rate cap premiums paid by the Company in connection with the Interest Rate Caps.
During the three and nine months ended September 30, 2023, the Company’s 2022 Interest Rate Cap generated an unrecognized pre-tax loss of $0.7 million and a gain of $0.3 million, respectively, recorded in accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. During the same periods, the Company also recognized a $1.3 million and a $2.8 million reduction, respectively, in interest expense related the Company’s receipt of funds as a result of the interest rate cap settlements with the Company’s counterparty, partially offset by $0.3 million and $0.8 million, respectively, related to amortization of the interest rate cap premium paid by the Company in connection with the 2022 Interest Rate Cap.
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
NOTE 9 – EQUITY
During the nine months ended September 30, 2024, the Company issued 1,747,389 shares of its common stock, of which 297,945 shares were issued as a result of stock options exercised and 1,449,444 shares were issued upon vesting of restricted stock units.
During the nine months ended September 30, 2023, the Company issued 109,620 shares of its common stock upon vesting and settlement of net stock-settled SARs. The Company withheld 83,501 of such shares of its common stock for the net settlement payment of exercise price and taxes related to such SARs.
Additionally, during the nine months ended September 30, 2023, the Company issued 4,606,867 shares of its common stock as a result of stock options exercised.
NOTE 10 – RELATED PARTY TRANSACTIONS
In August 2023, the Company entered into an agreement with Pacvue Corporation, an e-commerce advertising and software company, in which certain investment funds affiliated with Advent International L.P., the holder of a majority of the Company’s common stock (collectively the “Advent Funds”), hold a greater than 10% equity interest. During the three and nine months ended September 30, 2024, payments to Pacvue Corporation were de minimis and $0.3 million, respectively. No payments were made to Pacvue Corporation during the three and nine months ended September 30, 2023.
In connection with the Reorganization Transactions, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Tax Receivable Agreement”. During the three and nine months ended September 30, 2024, the Company made payments of $0.2 million and $12.8 million, respectively, as required pursuant to the terms of the Tax Receivable Agreement. During the three months ended September 30, 2023, the Company did not make any payments pursuant to the terms of the Tax Receivable Agreement. During the nine months ended September 30, 2023, the Company made payments of $16.6 million as required pursuant to the terms of the Tax Receivable Agreement.

NOTE 11 – CONTINGENCIES
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
Pending Legal Proceedings:
On November 17, 2022, a putative securities class action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, captioned Lilien v. Olaplex Holdings, Inc. et al., No. 2:22-cv-08395. A consolidated complaint was filed on April 28, 2023, which names as additional defendants the underwriters for the Company’s IPO and various stockholders that sold shares of common stock of the Company in the IPO. The action is brought on behalf of a putative class of purchasers of the Company’s common stock in or traceable to the Company’s IPO and asserts claims under Sections 11, 12, and 15 of the Securities Act of 1933. The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. The defendants moved to dismiss the consolidated complaint on July 19, 2023. The court held hearings on the defendants’ motions to dismiss on October 16, 2023 and July 1, 2024. A decision has yet to be issued. On August 23, 2024, the court issued an order staying this action pending the United States Supreme Court’s resolution of the appeal in Facebook, Inc., et al. v. Amalgamated Bank, et al., No. 23-980. The underwriter defendants have notified the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement regarding the claims asserted in this action. The Company intends to vigorously defend the pending lawsuit.
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
On March 22, 2024, a second purported derivative action was filed against the Company, Advent International Corporation, and certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California, captioned Hutchinson v. Advent International Corporation, et al., No. 2:24-cv-02364. This action is premised on allegations similar to those asserted in the Lilien federal securities litigation and in the Ciuffo federal derivative action. On April 19, 2024, the parties in both purported derivative actions filed a joint stipulation to consolidate the two derivative actions and to stay proceedings in the consolidated case, which the court granted on June 26, 2024.
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
As of September 30, 2024 and December 31, 2023, the Company was not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

NOTE 12 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$14,797	$20,366	$28,322	$47,486

Denominator:
Weighted average common shares outstanding – basic	662,248,231	654,702,392	661,586,351	653,603,665
Dilutive common equivalent shares from common stock equivalents	3,903,128	24,055,628	3,136,950	27,485,878
Weighted average common shares outstanding – diluted	666,151,359	678,758,020	664,723,301	681,089,543

Net income per share:
Basic	$0.02	$0.03	$0.04	$0.07
Diluted	$0.02	$0.03	$0.04	$0.07
The shares of the Company’s common stock underlying stock options, restricted stock units (“RSUs”) and SARs that were excluded in the computation of diluted net income per common share because their inclusion would have been anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	6,522,429	4,473,909	8,495,650	2,887,141
RSUs	4,427,600	2,939,647	4,759,093	61,205
SARs	182,250	345,926	182,250	260,518

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OLAPLEX disrupted and revolutionized the prestige hair care category by creating the bond-building space in 2014. We have grown from an initial assortment of three products sold exclusively through the professional channel to a broader suite of products offered through the professional, specialty retail and DTC channels that have been strategically developed to address three key uses: treatment, maintenance and protection. Our patent-protected bond-building technologies relink disulfide bonds in human hair that are destroyed via chemical, thermal, mechanical, environmental and aging processes. Our current product portfolio is comprised of twenty-two unique and complementary products.
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
Disrupting with Innovation
We believe we have a strong pipeline of disruptive innovation that leverages our science-based technology and patented ingredients. We plan to launch two-to-four products annually over the next three years. To support this pipeline, we intend to continue to invest in research and development to strengthen our internal innovation capabilities. We recently entered into hair care adjacent categories and remain excited about the opportunity to further grow where our technology can serve as a foundation for entry that we believe is supported by consumer trust in our brand.

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
Supporting our Strategic Pillars
To enable these key growth pillars, we intend to continue to build our capabilities and infrastructure. These efforts extend across our organization, including focusing on cultivating top talent and building a strong corporate culture, evolving our operational capabilities as we scale, creating a strong financial foundation for growth, and ensuring that we have the right organizational infrastructure, technology and data to support our growth.
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

Third Quarter 2024 Financial Summary
•Net sales decreased 3.6% from $123.6 million in the three months ended September 30, 2023 to $119.1 million in the three months ended September 30, 2024. For the three months ended September 30, 2024, net sales in our professional channel decreased 12.6%, our specialty retail channel decreased 1.3% and our DTC channel increased 6.8%, in each case as compared to the three months ended September 30, 2023.
•Gross profit margin increased from 67.6% in the three months ended September 30, 2023 to 68.6% in the three months ended September 30, 2024, primarily due to a decrease in write-offs for product obsolescence, partially offset by an expansion of our customer sampling program, as well as product mix and channel mix in the three months ended September 30, 2024.
•Operating expenses for the three months ended September 30, 2024 increased by 14.8%, as compared to the three months ended September 30, 2023, primarily as a result of higher non-payroll related advertising and marketing expenses, distribution and fulfillment costs and technology investments in the three months ended September 30, 2024.
•Operating income decreased from $36.7 million for the three months ended September 30, 2023 to $28.0 million for the three months ended September 30, 2024.
•Net income decreased from $20.4 million for the three months ended September 30, 2023 to $14.8 million for the three months ended September 30, 2024.
Year to Date 2024 Financial Summary
•Net sales decreased 7.1% from $346.6 million in the nine months ended September 30, 2023 to $321.9 million in the nine months ended September 30, 2024. For the nine months ended September 30, 2024, net sales in our professional channel decreased 16.9%, our specialty retail channel increased 5.3% and our DTC channel decreased 7.0%, in each case as compared to the nine months ended September 30, 2023.
•Gross profit margin increased from 69.8% in the nine months ended September 30, 2023 to 70.1% in the nine months ended September 30, 2024, primarily due to a decrease in write-offs for product obsolescence, partially offset by product and channel mix.
•Operating expenses for the nine months ended September 30, 2024 increased by 7.2%, as compared to the nine months ended September 30, 2023, primarily as a result of higher payroll costs due to workforce expansion and merit increases, non-payroll related advertising and marketing expenses, distribution and fulfillment costs and technology investments, partially offset by lower legal and professional fees in the nine months ended September 30, 2024.
•Operating income decreased from $91.1 million for the nine months ended September 30, 2023 to $63.9 million for the nine months ended September 30, 2024.
•Net income decreased from $47.5 million for the nine months ended September 30, 2023 to $28.3 million for the nine months ended September 30, 2024.

Results of operations
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
The following table sets forth our consolidated results for each of the periods presented:

	Three Months Ended September 30,
	2024		2023
	(in thousands)	% of net sales	(in thousands)	% of net sales
Net sales	$119,080	100.0%	$123,555	100.0%
Cost of sales:
Cost of product (excluding amortization)	34,781	29.2	37,415	30.3
Amortization of patented formulations	2,565	2.2	2,592	2.1
Total cost of sales	37,346	31.4	40,007	32.4
Gross profit	81,734	68.6	83,548	67.6
Operating expenses:
Selling, general, and administrative	42,956	36.1	36,433	29.5
Amortization of other intangible assets	10,782	9.1	10,378	8.4
Total operating expenses	53,738	45.1	46,811	37.9
Operating income	27,996	23.5	36,737	29.7
Interest expense	(15,610)	(13.1)	(14,692)	(11.9)
Interest income	6,605	5.5	5,182	4.2
Other income (expense), net	670	0.6	(970)	(0.8)
Income before provision for income taxes	19,661	16.5	26,257	21.3
Income tax provision	4,864	4.1	5,891	4.8
Net income	$14,797	12.4	$20,366	16.5

Net Sales
We distribute products in the U.S. and internationally through professional distributors in salons, directly to retailers for sale in their physical stores and e-commerce sites, and DTC through sales to third party e-commerce customers and through our Olaplex.com website. As such, net sales by our three business channels consisting of professional, specialty retail and DTC for the three months ended September 30, 2024 and September 30, 2023 were as follows:

(in thousands)	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net sales by Channel:
Professional	$42,198	$48,289	$(6,091)	(12.6)%
Specialty retail	42,607	43,159	(552)	(1.3)%
DTC	34,275	32,107	2,168	6.8%
Total Net sales	$119,080	$123,555	$(4,475)	(3.6)%
Total net sales decreased 3.6% in the three months ended September 30, 2024 compared to the same period in 2023, primarily attributed to a lower level of demand. This decline was partially offset by our launch of Browbond® Building Serum in March 2024 and the launches of No. 5 Leave-In™ Moisturize & Mend Leave-In Conditioner, No. 10 Bond Shaper™ Curl Defining Gel and Bond Shaper™ Curl Rebuilding Treatment in the three months ended September 30, 2024, as well as the impact of new customers within each channel. Net sales declined in the United States and certain markets in Western Europe, partially offset by increases in Eastern Europe and Latin America.
Cost of Sales and Gross Profit

(in thousands)	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Cost of sales	$37,346	$40,007	$(2,661)	(6.7)%
Gross profit	$81,734	$83,548	$(1,814)	(2.2)%
Cost of sales decreased primarily due to a decrease in product sales and a decrease in write-offs for product obsolescence in the three months ended September 30, 2024. The Company recorded $0.5 million in inventory write-offs during the three months ended September 30, 2024 as compared to $3.6 million recorded during the three months ended September 30, 2023. The cost of sales decline was partially offset by an expansion of our customer sampling program, as well as product mix and channel mix in the three months ended September 30, 2024.
As a result of the activity described above, our gross profit margin increased from 67.6% in the three months ended September 30, 2023 to 68.6% in the three months ended September 30, 2024.
Operating Expenses

(in thousands)	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Selling, general, and administrative expenses	$42,956	$36,433	$6,523	17.9%
Amortization of other intangible assets	10,782	10,378	404	3.9%
Total operating expenses	$53,738	$46,811	$6,927	14.8%
The increase in selling, general and administrative expenses was primarily driven by an increase of $5.3 million in non-payroll related advertising and marketing expenses, $0.6 million in distribution and fulfillment costs and $0.4 million in technology investments during the three months ended September 30, 2024.

Interest Expense, Net

(in thousands)	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Interest expense	$(15,610)	$(14,692)	$(918)	6.2%
Interest income	$6,605	$5,182	$1,423	27.5%
Interest expense, net	$(9,005)	$(9,510)	$505	(5.3)%

Interest expense for the three months ended September 30, 2024 increased as compared to the previous year due to fluctuations in interest rates. In addition, during the three months ended September 30, 2024, the Company recognized a $0.7 million reduction in interest expense related to the Company’s receipt of funds as a result of the interest rate cap settlements with respect to the Interest Rate Caps as compared to a $1.3 million reduction in the three months ended September 30, 2023 with respect to the 2022 Interest Rate Cap.

See “Financial Condition, Liquidity and Capital Resources – 2022 Credit Facility” for additional information on our outstanding debt.

Interest income for the three months ended September 30, 2024 increased as compared to the previous year due to additional investments driven by an increase in cash and cash equivalents throughout the year.

Other Income (Expense), Net

(in thousands)	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Other income (expense), net	$670	$(970)	$1,640	169.1%

Other income (expense), net increased primarily due to foreign currency transactions gains driven by the performance of the U.S. dollar.

Income Tax Provision

(in thousands)	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Income tax provision	$4,864	$5,891	$(1,027)	(17.4)%
Our effective tax rate increased to 24.7% for the three months ended September 30, 2024, as compared to 22.4% for the three months ended September 30, 2023. The increase in the effective tax rate for the three months ended September 30, 2024 is primarily due to the unfavorable impact of non-deductible stock compensation and interest associated with income taxes, partially offset by the impact of increased foreign derived intangible income (“FDII”) deduction, which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate, and the effect of those items on the lower book income in the three months ended September 30, 2024.
Our effective tax rate for the three months ended September 30, 2024 was higher than the statutory rate of 21% primarily due to the unfavorable impact of non-deductible stock compensation, the effect of state income taxes, and interest associated with income taxes, partially offset by the FDII deduction. Our effective tax rate in the three months ended September 30, 2023 was higher than the statutory tax rate of 21% primarily due to the effect of state income taxes, partially offset by the FDII deduction.

Results of operations

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

The following table sets forth our consolidated results for each of the periods presented:

	Nine Months Ended September 30,
	2024		2023
	(in thousands)	% of net sales	(in thousands)	% of net sales
Net sales	$321,929	100.0%	$346,583	100.0%
Cost of sales:
Cost of product (excluding amortization)	89,361	27.8	98,431	28.4
Amortization of patented formulations	7,054	2.2	6,298	1.8
Total cost of sales	96,415	29.9	104,729	30.2
Gross profit	225,514	70.1	241,854	69.8
Operating expenses:
Selling, general, and administrative	128,816	40.0	119,770	34.6
Amortization of other intangible assets	32,807	10.2	31,025	9.0
Total operating expenses	161,623	50.2	150,795	43.5
Operating income	63,891	19.8	91,059	26.3
Interest expense	(44,708)	(13.9)	(43,283)	(12.5)
Interest income	19,067	5.9	13,024	3.8
Other income (expense), net	(541)	(0.2)	(1,328)	(0.4)
Income before provision for income taxes	37,709	11.7	59,472	17.2
Income tax provision	9,387	2.9	11,986	3.5
Net income	$28,322	8.8	$47,486	13.7

Net Sales

Net sales by channel for the nine months ended September 30, 2024 and September 30, 2023 were as follows:

(in thousands)	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net sales by Channel:
Professional	$114,360	$137,626	$(23,266)	(16.9)%
Specialty retail	113,463	107,785	5,678	5.3%
DTC	94,106	101,172	(7,066)	(7.0)%
Total Net sales	$321,929	$346,583	$(24,654)	(7.1)%

Total net sales decreased 7.1% in the nine months ended September 30, 2024, compared to the same period in 2023, primarily attributed to a lower level of demand. This decline was partially offset by our launches of Browbond® Building Serum, No. 5 Leave-In™ Moisturize & Mend Leave-In Conditioner, No. 10 Bond Shaper™ Curl Defining Gel and Bond Shaper™ Curl Rebuilding Treatment, as well as the impact of new customers within each channel. Net sales declined primarily in certain markets in Western Europe, partially offset by increases in the United States, Eastern Europe and Latin America.

Cost of Sales and Gross Profit

(in thousands)	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Cost of sales	$96,415	$104,729	$(8,314)	(7.9)%
Gross profit	$225,514	$241,854	$(16,340)	(6.8)%

Cost of sales decreased primarily due to a decrease in product sales and a decrease in write-off for product obsolescence in the nine months ended September 30, 2024. The Company recorded $3.0 million in inventory write-offs during the nine months ended September 30, 2024 as compared to $9.8 million recorded during the nine months ended September 30, 2023. The cost of sales decline was partially offset by product and channel mix in the nine months ended September 30, 2024.

As a result of the activity described above, our gross profit margin increased from 69.8% in the nine months ended September 30, 2023 to 70.1% in the nine months ended September 30, 2024.

Operating Expenses

(in thousands)	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Selling, general, and administrative expenses	$128,816	$119,770	$9,046	7.6%
Amortization of other intangible assets	32,807	31,025	1,782	5.7%
Total operating expenses	$161,623	$150,795	$10,828	7.2%

The increase in selling, general and administrative expenses was primarily driven by an increase of $5.3 million in payroll costs driven by workforce expansion and merit increases, $2.9 million in non-payroll related advertising and marketing expenses, $2.8 million in distribution and fulfillment costs and $1.7 million in technology investments, partially offset by a decrease of $6.1 million in legal and professional fees during the nine months ended September 30, 2024.

Interest Expense, Net

(in thousands)	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Interest expense	$(44,708)	$(43,283)	$(1,425)	3.3%
Interest income	$19,067	$13,024	$6,043	46.4%
Interest expense, net	$(25,641)	$(30,259)	$4,618	(15.3)%

Interest expense for the nine months ended September 30, 2024 increased as compared to the previous year due to fluctuations in interest rates. See “Liquidity and Capital Resources Requirements – 2022 Credit Facility” for additional information on our outstanding debt.

Interest income for the nine months ended September 30, 2024 increased as compared to the previous year due to additional investments driven by an increase in cash and cash equivalents throughout the year.

Other Income (Expense), Net

(in thousands)	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Other income (expense), net	$(541)	$(1,328)	$787	59.3%

Other income (expense), net increased primarily due to foreign currency transaction gains driven by the performance of the U.S. dollar.

Income Tax Provision

(in thousands)	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Income tax provision	$9,387	$11,986	$(2,599)	(21.7)%

Our effective tax rate increased to 24.9% for the nine months ended September 30, 2024, as compared to 20.2% for the nine months ended September 30, 2023. The increase in the effective tax rate for the nine months ended September 30, 2024 is primarily due to the unfavorable impact of non-deductible stock compensation and interest associated with income taxes, partially offset by increased FDII deduction, compared to a tax benefit from stock option exercises during the nine months ended September 30, 2023.

Our effective tax rate for the nine months ended September 30, 2024 was higher than the statutory rate of 21% primarily due to the unfavorable impact of non-deductible stock compensation, the effect of state income taxes, and interest associated with income taxes, partially offset by the FDII deduction. Our effective tax rate for the nine months ended September 30, 2023 was lower than the statutory tax rate of 21% primarily due to the benefit associated with the FDII deduction, as well as a tax benefit from stock option exercises. These benefits were partially offset by the net impact of state income taxes.
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
As of September 30, 2024, we had $538.8 million of cash and cash equivalents. In addition, as of September 30, 2024, we had borrowing capacity of $150.0 million under the 2022 Revolver, plus $74.3 million of working capital excluding cash and cash equivalents for a combined liquidity position of $763.1 million.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$93,410	$128,497
Investing activities	(3,369)	(2,902)
Financing activities	(17,612)	(18,817)
Net increase in cash and cash equivalents	$72,429	$106,778
Operating Activities
Net cash provided by operating activities was $93.4 million for the nine months ended September 30, 2024, primarily reflecting our net income of $28.3 million, net of non-cash cost items and changes in operating working capital. Non-cash adjustments were primarily driven by amortization of other intangibles of $32.8 million, share-based compensation expense of $8.6 million and amortization of patent formulations of $7.1 million. Changes in operating assets and liabilities increased cash provided by operating activities by $8.9 million.

Net cash provided by operating activities was $128.5 million for the nine months ended September 30, 2023, primarily reflecting our net income of $47.5 million, net of non-cash cost items and changes in operating working capital. Non-cash adjustments were primarily driven by amortization of other intangibles of $31.0 million, inventory write-off and disposals of $9.8 million, share-based compensation expense of $7.3 million and amortization of patent formulations of $6.3 million. Changes in operating assets and liabilities increased cash provided by operating activities by $21.7 million.
Investing Activities
Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2024, reflecting investments of $2.7 million primarily related to the development of internal-use software and purchases of property and equipment of $0.7 million.

Net cash used in investing activities was $2.9 million for the nine months ended September 30, 2023, primarily reflecting investments of $2.2 million primarily related to the development of internal-use software, purchases of intangible assets of $0.5 million and purchases of property and equipment of $0.2 million.
Financing Activities
Net cash used in financing activities was $17.6 million for the nine months ended September 30, 2024, primarily consisting of $12.8 million of payments pursuant to our Tax Receivable Agreement and $5.1 million of principal payments for the 2022 Term Loan Facility.
Net cash used in financing activities was $18.8 million for the nine months ended September 30, 2023, primarily consisting of $16.5 million of payments pursuant to our Tax Receivable Agreement and $6.8 million of principal payments for the 2022 Term Loan Facility partially offset by proceeds of $4.4 million from stock option exercises.
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
2022 Credit Facility
As of September 30, 2024, we had outstanding indebtedness under the 2022 Credit Agreement of $658.1 million, of which $6.8 million was classified as current. As of September 30, 2024, we had $150.0 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding amounts under the 2022 Term Loan Facility was 8.4% per annum as of September 30, 2024. We have not drawn on the 2022 Revolver as of September 30, 2024. The 2022 Term Loan Facility is repayable in mandatory quarterly installments equal to $1.6 million, with the balance payable at maturity. The maturity date of the 2022 Term Loan Facility is February 23, 2029, and the maturity date of the 2022 Revolver is February 23, 2027.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions) pay dividends and distributions or repurchase its capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The 2022 Credit Agreement also includes reporting, financial and maintenance covenants, including a springing first lien leverage ratio financial covenant. The Company was in compliance with these affirmative and negative covenants on September 30, 2024 and December 31, 2023. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement.
On August 11, 2022, we entered into the 2022 Interest Rate Cap in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, in order to limit our exposure to potential increases in future interest rates related to the 2022 Term Loan Facility. The 2022 Interest Rate Cap expired on July 31, 2024.
On May 7, 2024, in advance of the expiration of the 2022 Interest Rate Cap, we entered into the 2024 Interest Rate Cap in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, amortizing to $200.0 million on August 29, 2025. The 2024 Interest Rate Cap expires on July 31, 2026. We have designated the Interest Rate Caps as cash-flow hedges for accounting purposes.
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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that we and our subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other income (expense) in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $185.4 million over the 11-year remaining period under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.

Contractual Obligations and Commitments
There were no material changes to our contractual obligations since the filing of our 2023 Form 10-K.
Critical Accounting Policies and Estimates
Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates, see our discussion for the year ended December 31, 2023 in the 2023 Form 10-K. There have been no material changes to these critical accounting estimates in the nine months ended September 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of our business. This includes risk associated with interest rates, our interest rate cap transactions, inflation and foreign exchange.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. Interest rate changes generally affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of September 30, 2024, we had $658.1 million of outstanding variable rate loans under the 2022 Term Loan Facility. Based on our September 30, 2024 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $6.6 million over the next 12 months.
Interest Rate Cap
On May 7, 2024, we entered into the 2024 Interest Rate Cap in connection with the 2022 Term Loan Facility, as more fully described in “Note 5 - Fair Value Measurement” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1. Financial Statements of this Quarterly Report. We use the 2024 Interest Rate Cap to add stability to interest expense and to manage our exposure to interest rate fluctuations. The fair value of the 2024 Interest Rate Cap is measured at the end of each reporting period using observable inputs other than quoted prices. The fair value of the 2024 Interest Rate Cap recorded in other assets at September 30, 2024 was $0.1 million. A hypothetical 50 basis point increase in interest rates would result in an increase to the fair value of the 2024 Interest Rate Cap of approximately $0.3 million. A hypothetical 50 basis point decrease in interest rates would result in a decrease to the fair value of the 2024 Interest Rate Cap of approximately $0.1 million.
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
Foreign Exchange Risk
Our reporting currency, including our U.K. foreign subsidiary, Olaplex UK Limited, is the U.S. dollar. Gains or losses due to transactions in foreign currencies are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income under the line-item Other income (expense), net. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our condensed consolidated financial statements.

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
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)On November 5, 2024, the Board of Directors of Olaplex Holdings appointed Kenneth F. Egan as Interim Chief Accounting Officer of the Company, effective as of such date. Mr. Egan assumes the responsibilities of Kristi Belhumeur, who resigned from her role of Senior Vice President - Accounting of the Company, effective October 11, 2024, as previously disclosed by the Company in its Current Report on Form 8-K filed by the Company with the SEC on September 26, 2024.

Mr. Egan, age 54, has served as a Partner and the New York Office Managing Partner at CrossCountry Consulting LLC (“CrossCountry Consulting”), a consulting firm that focuses on corporate advisory services, since May 2022. Previously, Mr. Egan was a Partner at Ernst & Young LLP, where he worked from May 1999 to March 2022.

Effective October 24, 2024, the Company entered into a Statement Of Work with CrossCountry Consulting (together with the Master Services Agreement, dated April 5, 2024, by and between the Company and CrossCountry Consulting, the “Agreement”) providing for Mr. Egan’s service as Interim Chief Accounting Officer of the Company. Under the terms of the Agreement, during his service at the Company, Mr. Egan will continue to be employed by CrossCountry Consulting and will not receive any compensation directly from the Company or participate in any of the Company’s employee benefit plans. The Company will pay a weekly fee to CrossCountry Consulting that will not exceed $15,000 per week without written approval by the Company, plus reasonable expenses.

(c)During the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Second Amended and Restated Bylaws of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 20, 2023 (File No. 001-40860)).
10.1#	Letter Agreement, dated July 1, 2024, by and between Olaplex, Inc. and Catherine Dunleavy.
10.2#	Change Order to Engagement Letter, dated August 13, 2024, by and between Alvarez & Marsal Private Equity Performance Improvement Group, LLC and Olaplex Holdings, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

OLAPLEX HOLDINGS, INC.

	By:	/s/ Amanda Baldwin
November 7, 2024		Name:	Amanda Baldwin
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Catherine Dunleavy
November 7, 2024		Name:	Catherine Dunleavy
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)