Form 10-K
period 2024-12-31
OLAPLEX HOLDINGS, INC.
filed 2025-03-04
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(310) 691-0776
Registrant's telephone number, including area code
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2024 was approximately $212.2 million.
As of February 26, 2025, the registrant had 664,619,629 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end of December 31, 2024, are incorporated by reference into Part III of this Annual Report.

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
The forward-looking statements in this Annual Report reflect our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operation. Examples of forward-looking statements include, among others, statements we make regarding: our financial position, liquidity, capital structure, sales and operating results; our business plans, strategies, investments and objectives; demand for our products; general economic and industry trends; our business prospects; our marketing and brand strategies; our intellectual property; innovation and new product introduction; our international operations; our sales channels and omnichannel strategy; legal proceedings; changes in laws and regulations; future payments under our Tax Receivable Agreement; our customers; our supply chain and global distribution network; our information technology and cybersecurity profile; our employees and culture; our dividend policy; interest rate derivatives; and our evaluation of goodwill. Forward-looking statements are predictions based upon assumptions that may not prove to be accurate, and they are not guarantees of future performance. As such, you should not place significant reliance on our forward-looking statements. Neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, including any such statements taken from third party industry and market reports.
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
•our dependence on the success of our business transformation plan;
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
•the impact of general economic conditions, disruptions in business conditions, and the financial strength of our consumers and customers on our business;
•fluctuations in our quarterly results of operations;
•changes in our tax rates and our exposure to tax liability; and
•the other factors identified in the “Risk Factors” section of this Annual Report and in other documents that we file with the U.S. Securities and Exchange Commission from time to time.
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
MARKET AND INDUSTRY DATA
This Annual Report includes market and industry data and forecasts that we have derived from independent consultants, publicly available information, various industry publications, other published industry sources and/or our internal data and estimates. While independent consultant reports, industry publications and other published industry sources generally indicate that the information contained therein was obtained from sources believed to be reliable, we have not independently verified such information.
Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and our management’s understanding of industry conditions. Although we believe that such information is reliable, we have not had this information verified by any independent sources. Similarly, our internal research is based upon our understanding of industry conditions, and such information has not been verified by any independent sources. To the extent that any estimates underlying such market-derived information and other factors are incorrect, actual results may differ materially from those expressed in the independent parties’ estimates and in our estimates.

RISK FACTORS SUMMARY
An investment in our common stock involves risks. Investors should carefully consider the following risks, which are discussed more fully in “Item 1A. Risk Factors”, and all of the other information contained in this Annual Report before investing in our common stock. These risks include, but are not limited to, the following:
•Our success depends, in part, on the effectiveness and successful implementation of our business transformation plan;
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
•A disruption in our supply chain could adversely affect our business, financial condition and results of operations;
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
•Our processing of personal information could give rise to significant costs and liabilities, which may have an adverse effect on our reputation, business, financial condition and results of operations;
•Our efforts to register and maintain our intellectual property rights may not be sufficient to protect our business;
•Our efforts to enforce and otherwise protect our intellectual property against infringers may not be successful;
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
•Our quarterly results of operations may fluctuate, and if our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and securities analysts, the trading price of our common stock may decline; and
•Impairment of our goodwill and other intangible assets would result in a reduction in net income.

PART I

ITEM 1. BUSINESS
Company Overview
OLAPLEX is a foundational health and beauty company powered by breakthrough innovation that starts with and is inspired by the professional hairstylist (“Pro”). Our products are designed to enable Pros and their clients to achieve their best results, and to provide consumers with a holistic hair regimen that starts by establishing a foundation for healthy hair.
In 2014, OLAPLEX revolutionized the haircare category through the introduction of our patent-protected bond-building technology, Bis-aminopropyl diglycol dimaleate (“Bis-amino”), in our No. 1 Bond Multiplier® and No. 2 Bond Perfector® products. This new two-part salon treatment allowed Pros around the world to repair disulfide bonds deep inside the hair that are broken during chemical services (such as coloring, perming and straightening). Later in 2014, OLAPLEX launched an at-home version of this signature bond-building treatment, No. 3 Hair Perfector®, allowing consumers to achieve the benefits of OLAPLEX beyond the salon. By the end of 2015, OLAPLEX products were sold globally, demonstrating the resonance of the product and brand proposition around the world. From our original three bond-building products, we expanded to a range of products suitable across hair types for use in the salon and at home.
Since our inception, we have focused on delivering patent-protected technology and proven performance in the prestige haircare category. OLAPLEX has evolved from a handful of products capable of treating severely damaged hair to a broader range designed to provide healthy hair from root to tip. Our products are designed to repair damage associated not only with chemical and thermal processes, but also everyday causes of damage such as pollutants, environmental factors, heat styling and blow drying, and mechanical friction, such as hair brushing and the use of hair ties. We identify our Pros’ and consumers’ most relevant haircare concerns and strive to address them through our proprietary technology and innovation capabilities. We believe that recommendations from Pros is a leading source of trusted information for consumers when they make haircare decisions. In addition, Pros are influenced by the brands and products that their clients ask for and discuss on social media. This recommendation flywheel powers our synergistic omnichannel strategy.
Our Products
OLAPLEX’s products are designed to provide a holistic hair health regimen, from root to tip. From our origins of creating the bond-building space, our product portfolio has expanded to 23 products that support the hair health needs of our Pro and consumer communities.
We seek to develop science-based and technology-forward products that service foundational hair health. Recognizing that hair health starts inside the hair, we developed our patent-protected bond-building technology, Bis-amino, which works on the molecular level to repair the hair’s disulfide bonds. Leveraging our Bis-amino technology, our two-part salon and at home bond-building treatments are complete bond builders that can repair all three main chemical bonds deep inside the hair: hydrogen, ionic and disulfide bonds. In 2024, we introduced the first in-salon service for repairing and shaping curls with another first to market innovation - our patent-protected OLAPLEX Bond Shaping Technology™ - a proprietary peptide that penetrates deep into the hair to strengthen, rebuild, and reform curl-shaping disulfide bonds. We strive to continue to break ground in the prestige haircare category with our Pro-first and consumer-centric innovation strategy, and we expect to launch at least two to three products annually over the coming years. We intend to focus on developing or acquiring proprietary new technologies, building on existing technology platforms, and exploring adjacent categories in haircare and other categories.
Our innovative products and in-salon treatments are complemented by our broader product portfolio that seeks to provide a holistic healthy hair regimen by furthering its strength and elasticity, shine and sheen, smoothness and anti-frizz, softness and moisturization and shape retention and integrity. We believe that our product offerings support our interconnected Pro and consumer communities and create demand for our products across our omnichannel distribution network.
In the Salon
Pros are the heart of our brand. Consumers rely on trusted professional hairstylists to address their hair health needs, from bond repair and beyond. Our Pro-only treatments and salon products allow our Pros to provide technical services that achieve a better end result and enable those styles supported by a base of healthy hair. To align with their in-salon technical services, Pros can select differentiated at-home solutions to enable their clients to maintain healthy hair between salon visits. Further, Pros can select customized OLAPLEX wash care routines for their clients, allowing clients to take the products used at the salon home to use in the shower. Finally, Pros introduce clients to our styling products, allowing clients to enhance their hair style at home.

At Home
Our consumers rely on our at-home products to support their hair health routine. Our at-home product regimen starts with our products aimed at creating a foundation of healthy hair. Next, consumers can customize their own wash care routine by selecting specialized wash care products based on their hair health needs. Finally, our differentiated after shower and styling products allow consumers to amplify their results. Consumer interest in and familiarity with OLAPLEX products drives conversations with their professional hairstylists regarding our products and brand, contributing to the interconnectedness of these communities in creating a healthy hair regimen.
Our Brand
OLAPLEX is a foundational health and beauty company inspired by the Pro and powered by breakthrough innovation. Our marketing strategy seeks to celebrate the passion and creativity of our Pros, as well as our breakthrough scientific innovations and technologies. Our marketing model is focused on elevating our brand and implementing a 360 degree, full funnel marketing strategy that is tailored to the unique characteristics of our omnichannel platform. We seek to engage consumers and build brand equity through digital and social media advocacy, experiential marketing and leveraging our relationships with brand ambassadors and influencers. In addition, we intend to enhance our educational resources and incorporate education through our full marketing ecosystem to empower our Pros directly with product knowledge and other support.
Our Market
OLAPLEX products are designed to provide consumers with a hair health regimen that can be customized for particular hair types and textures, allowing our products to appeal to a broad range of consumers in the prestige haircare category. Haircare is a large market that we believe presents significant opportunities for growth. According to Euromonitor, in 2023, consumers spent an estimated $91 billion globally on retail haircare products, with consumer retail spend anticipated to grow at a compound annual growth rate of approximately 5% from 2023 to 2028. Within the broader retail haircare market, OLAPLEX operates in the fastest growing category of prestige haircare, which Euromonitor forecasts will grow at a compound annual growth rate of approximately 6% globally from 2023 to 2028, as consumers “trade up” and increase their haircare spending as they experience the benefits of higher quality products. According to Circana, in the United States, OLAPLEX's home market, prestige haircare sales were $4.5 billion in 2024, an increase of 9% compared to 2023. In addition, consumers are estimated to spend over $200 billion globally on salon haircare services annually. Consumer spend on salon haircare services drives the market for Pros to spend on haircare products for use in the salon.
We believe there is substantial long-term opportunity to grow globally, focusing on our key markets. Our priority international regions are currently key markets in Europe and Asia, which we serve either directly or through distributors. We are currently in the process of realigning our international distribution network and developing regional specific strategies to service our customers, which we believe will support our long-term growth globally.

Our Channels
We believe that a key differentiator of OLAPLEX is our synergistic omnichannel strategy. Our three sales channels, professional, specialty retail, and direct-to-consumer (“DTC”), work together to reinforce relationships with current customers and introduce our products to an expanded potential customer base.
We seek to build and maintain strong customer relationships globally. Our products are sold in more than 70 countries across the world. Certain of our customers accounted for more than 10% of our net sales. During the year ended December 31, 2024, three of the Company’s customers represented 39% of the Company’s total net sales, in aggregate. During the year ended December 31, 2023, two of the Company’s customers represented 21% of the Company’s total net sales, in aggregate. During the year ended December 31, 2022, one customer represented 16% of the Company’s total net sales. In 2024, approximately 50% of our net sales were generated in the U.S. and approximately 50% of our net sales were international, based on the shipping address on record for the customer purchasing our products. The majority of net sales are transacted in U.S. Dollars, our functional and reporting currency.
Professional Channel Rooted in our Pro Community, the Foundation of OLAPLEX
Our Pro community has been at the center of our brand since inception. In our professional channel, our products are sold primarily through beauty supply distributors who then sell those products to professional beauty outlets, such as professional beauty supply stores, salons and licensed Pros, for use in the salon or for Pros to sell to consumers for use at home. In 2024, we sold our products through over 105 professional distributors. Where permitted by law, our international distributors generally may only sell our products to professional beauty outlets in specific territories, with some having the exclusive right to sell our products in the territory. Our agreements with professional beauty distributors also typically contain minimum purchase and sell-through requirements and prohibit the distributor from selling products deemed competitive with ours.
Specialty Retail Channel Focused on Reaching Consumers
Our specialty retail channel includes specialty retailers with online and/or brick and mortar presences, where we further build our brand by reinforcing our relationship with current consumers and accessing new consumers. Many of our primary customers are preeminent retailers in the beauty industry. In 2024, we sold our products through over 55 retailers in more than 20 countries throughout the world.

DTC Channel Leveraging our Digital Capabilities
We sell our products directly to consumers through our branded website, Olaplex.com, and third-party e-commerce platforms, including Amazon and pure play beauty and wellness partners. Our branded website is where our customers can receive the full OLAPLEX brand experience and is an important educational tool for Pros and our customers to learn about our products.
Supply Chain and Global Distribution Network
We believe that we have developed a flexible and resilient third-party supply chain that is capable of supporting long-term growth at scale. A core tenet of our supply chain strategy is leveraging strong relationships with our manufacturers and logistics partners to create an expansive supply network that is designed to provide ample capacity without requiring significant additional capital investment. We work closely with our suppliers to ensure that their quality management systems meet applicable quality and regulatory requirements. We have a comprehensive process for inbound inspection of components and finished goods, and we collaborate with our contract manufacturers and third-party logistics providers to confirm that finished products meet our quality standards.
Our finished products are manufactured in the U.S. and Europe by five manufacturers. Three of these manufacturers are located in the U.S., one is located in Europe, and one maintains facilities in the U.S. and Europe. Cosway Company Inc. (“Cosway”) manufactures products that accounted for 61% of our net sales and 48% of our inventory product purchases in 2024.
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
Seasonality
Our revenues typically are slightly higher in the second half of the fiscal year due to increased levels of purchasing by consumers and retailers for the end of year holiday selling season. However, fluctuations in net sales in any fiscal quarter may be attributable to a number of other factors, including macroeconomic factors, competitive activity, the level and scope of new product introductions or promotional activities of our customers, which may impact their order placement and receipt of goods.
Competition
There is significant competition within each market where our products are sold. Competition in the beauty industry is based on a variety of factors, including innovation, product efficacy, pricing, brand recognition and loyalty, service to the consumer, distribution, promotional activities, advertising, special events, new product introductions, e-commerce initiatives, sustainability and other activities. We compete against a number of global and local companies who operate in the prestige haircare category. Some of our competitors are large multinational companies, many of which market and sell their haircare products under multiple brands. Our competitors include Estee Lauder, Henkel AG & Co. KGaA, Kao Corporation, L’Oreal S.A., Procter & Gamble and Unilever. In addition, small independent companies continue to enter the market with new brands and customized product offerings. Certain of our competitors also have ownership interests in third parties that are our customers.
We believe we have a well-recognized and strong reputation within the beauty industry, from our customers to the end-consumer, and that the quality and performance of our products, our emphasis on science-based innovation, our asset-light operating model, and our engagement with our Pro and consumer communities position us to compete effectively.
Intellectual Property
We own patents, trademarks, copyrights, and other intellectual property rights that support key aspects of our brand and products. We strategically pursue available protections of these rights and vigorously protect and enforce them against third-party theft and infringement.
Our flagship trademark is OLAPLEX. We seek to register our OLAPLEX mark in all jurisdictions where we do business. We also have other trademark registrations and pending trademark applications for certain of our product names and tag lines.
In addition, as of December 31, 2024, we owned over 170 issued patents worldwide, including 16 U.S. patents, and over 32 pending patent applications worldwide. Our patent portfolio includes patent families with approximately 100 granted patents worldwide that include claims that cover Olaplex's product line and claims that cover other haircare, nail and skincare products that utilize similar mechanisms to Olaplex's proprietary technology. The patents in these families are generally expected to expire between 2034 and 2041, absent any term extension. Any additional patents that grant from pending applications in these patent families would also be expected to expire between 2034 and 2041.

We also rely on and use commercially reasonable measures to protect our unpatented proprietary technology, which includes our expertise and product formulations, continuing innovation and other know‐how to develop and maintain our competitive position.
For more information, see “Risk Factors - Risks Related to Intellectual Property Matters” included in Part I, Item 1A of this Annual Report.
Commitment to Social and Environmental Consciousness
We believe our responsibility extends beyond our products. We continue to evaluate the impact we have on our environment and communities in an effort to further integrate sustainability and social impact into our strategy and business operations. We recently completed a double materiality assessment of various Environmental, Social and Governance factors relevant to us, which will be used to develop our multi-year Environmental, Social and Governance strategy.
Environmental Sustainability
Our products are formulated without Parabens, Sodium Lauryl Sulfate “SLS”, Sodium Lauryl Ether Sulfate “SLES”, Phthalates and Phosphates and are certified as “cruelty free” by the Leaping Bunny Program. Since our early days, we have focused on limiting the use of secondary product packaging, and as a result of these efforts, we have avoided using secondary paper packaging for the majority of our products. For our products and kits that do use secondary paper packaging, the paper cartons we currently use are Forest Stewardship Council (FSC) certified. In addition, we partner with an online ratings service to help us assess the environmental impact and sustainable procurement practices of certain of our third-party service providers.
Diversity, Equity and Inclusion
We believe there is unity in diversity, and our mission is to create a culture that celebrates our bonds by embracing, elevating and empowering individuals from all backgrounds. It is important that our employees reflect the diversity of our Pro and consumer communities, and our focus on diversity, equity and inclusion remains a key factor in both our consumer strategy and internal culture. Our current Olaplex employees include former Pros whose unique perspectives and insights have helped us better understand our diverse consumer base and what matters to them. As a result of our efforts, we have created a diverse workplace environment where 80% of our U.S.-based employees identified as female and 39% identified as non-white as of December 31, 2024. Additionally, seven of the ten members of our board of directors (the “Board of Directors”) and the majority of our leadership team identify as female. We know through experience that different ideas, perspectives and backgrounds create a stronger and more creative work environment that can deliver better results.
Supporting Small Businesses
We are invested in the success of our Pro community as their businesses grow alongside ours. Currently, we believe that the majority of our salon community is made up of small businesses and/or Pros who identify as female, and a meaningful percentage of our Pros identify as racial or ethnic minorities.
Employees and Human Capital Resources
Employees
As of December 31, 2024, Olaplex employed 231 employees and leveraged contractors to supplement work in key areas. We do not have any employees governed by a union. We utilize professional employer organizations (“PEOs”), who serve as our employers of record and, depending on the jurisdiction, administer certain of our human resources, payroll and employee benefits functions.
Culture
We believe our commitment to our heritage in the prestige haircare category and encouragement of our employees to bring their whole self to work has created a culture that is paramount to our success. We are passionate about what we do, how our products impact lives and what our brand means to our community.
To support our community, a dedicated team of Olaplex employees serve as “Bond Builders,” who volunteer to lead employee engagement activities across a variety of important topics including product education, community and outreach, team building, mental health and wellness, and diversity, equity and inclusion.
Compensation and Benefits
Our compensation philosophy is to provide a combination of compensation and benefits that attract, retain and motivate talented employees. Our compensation philosophy is informed by the market and tied to the delivery of results. We are also committed to providing comprehensive health and wellness benefit solutions that allow our employees and their families to live healthier and more secure lives. We aim to provide development opportunities for our talented workforce through a number of avenues, including on-the-job learning and classroom training, which are further supported by a professional development reimbursement program and an educational assistance plan.

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
The Modernization of Cosmetics Regulation Act (“MoCRA”), signed into law on December 29, 2022, will expand the FDA’s regulatory oversight of cosmetics as its provisions become effective. MoCRA requires, among other things, that manufacturers of cosmetics products report serious adverse events associated with their cosmetic products to the FDA. It further requires manufacturers to register their facilities and brands, list their cosmetic products with the FDA and renew these listings annually, maintain for FDA review records demonstrating adequate substantiation of cosmetic product safety, and comply with Good Manufacturing Practice (“GMP”) regulations for cosmetic products, although the FDA is still developing and promulgating rules and regulations to implement these requirements. MoCRA also grants the FDA authority to issue mandatory recalls of cosmetic products that pose a risk of serious adverse health consequences.
The FDA monitors compliance of cosmetic products through reports it receives about adverse events, other market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products are not manufactured under insanitary conditions or labeled in a false or misleading manner. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies any violation of FDA regulation impacting the safety of a product, the FDA may request or a manufacturer may independently decide to conduct a recall or market withdrawal of such product or to make changes to its manufacturing processes, product formulations or labels.
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

In the European Union (“E.U.”), the sale of cosmetic products is regulated under the E.U. Cosmetics Regulation (EC) No 1223/2009, which provides the general regulatory framework for finished cosmetic products placed on the E.U. market. The overarching requirement is that a cosmetic product made available on the E.U. market must be safe for human health when used under normal or reasonably foreseeable conditions of use, taking account of the following: (a) presentation including conformity with Directive 87/357/EEC regarding health and safety of consumers; (b) labelling; (c) instructions for use and disposal; (d) any other indication or information provided by the responsible person; and (e) the maintenance of a product safety report.
Generally, there is no requirement for pre-market approval of cosmetic products in the European Union. However, manufacturers are required to notify their products via the centralized E.U. cosmetic products notification portal. Manufacturers are responsible for safety of their marketed finished cosmetic products and must undergo an appropriate scientific safety assessment before cosmetic products are sold. The E.U. Cosmetics Regulation requires the manufacture of cosmetic products to comply with cosmetic GMPs, which is presumed where the manufacture is in accordance with the relevant harmonized standards. In addition, text, names, trademarks, pictures and figurative or other signs used in the labelling and advertising of cosmetic products cannot imply that these products have characteristics or functions they do not actually have. Any product claims in labelling must be capable of being substantiated.
The E.U. Cosmetics Regulation has been retained in U.K legislation, subject to certain amendments, and is applicable to Great Britain (England, Scotland and Wales) and Northern Ireland. Such amendments include notification of cosmetic products made available to consumers in Great Britain to the Office for Product and Safety Standards and the requirement to have a responsible person established in the U.K. We rely on expert consultants, Obelis, for our E.U. and U.K. product registrations and review of our labelling for compliance with regulations in the E.U. and the U.K.
We are also subject to a number of federal, state and international laws and regulations involving consumer privacy and data protection, data security, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and online payment services. Many of these laws and regulations are still evolving and being tested in courts.
We are subject to federal, state, local and international laws and regulations regarding privacy and data protection. Such laws and regulations are evolving and may be subject to significant change. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain, and they may be interpreted and applied inconsistently by different regulators and inconsistently with our current policies and practices. In the European Union, the General Data Protection Regulation (“GDPR”) imposes a strict data protection compliance regime and provides for significant potential fines or penalties for violations. The GDPR applies to the processing and transfer of personal data. The GDPR has also been incorporated into the laws of the U.K. (“U.K. GDPR”) alongside the Data Protection Act 2018.
Comprehensive U.S. state privacy laws in a number of U.S. states require many companies that process personal information, including us, to make disclosures to consumers about their data collection, use and sharing practices. In some instances, these laws allow individuals to exercise certain rights, such as the right to request access to, or correction or deletion of, their personal information, as well as to opt out of the sale, or sharing for cross-context behavioral advertising purposes, of such information to third parties, or to opt out of the processing of their personal information for targeted advertising or certain automated decision making and profiling activities. Certain of these laws also require companies, including us, to obtain prior opt-in consent to the processing of specified sensitive personal information or to provide the opportunity to limit the use or disclosure of such information in certain circumstances.
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Investors should carefully consider the following information about these risks, together with the other information contained in this Annual Report. The risks described below are those that we believe are the material risks that we face. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, and the trading price of our common stock could decline. Some of the following risks and uncertainties are, and will be, exacerbated by any worsening of the global business and economic environment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, prospects, operating results or financial condition. See “Special Note Regarding Forward-Looking Statements” of this Annual Report.
Risks Related to Our Business
Our success depends, in part, on the effectiveness and successful implementation of our business transformation plan.
Our future growth and revenue depend upon the effectiveness and successful implementation of our business transformation plan, including our strategic priorities. Our transformation plan has resulted in and is expected to continue to result in changes to business priorities and operations, marketing and brand strategies, capital allocation priorities, and operational and organizational structure, as well as increased demands on management. Achieving our transformation plan may require investment in new capabilities, products, talent, third party service providers, infrastructure, technologies and markets, as well as in efforts to enhance our brand, our presence amount the Pro community and our market penetration. These investments may not be successful, and they may also result in short-term costs without associated current sales and, therefore, may be dilutive to our earnings. Further, such investments may result in loss of customers, reduced sales volume, higher than excepted costs, loss of key personnel, and other negative impacts on our business. Implementation of our transformation plan may take longer than anticipated. The failure to realize anticipated benefits of our business transformation plan or any delay in realizing such benefits, which may be due to our inability to execute plans, delays in the implementation of our plans, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have an adverse effect on our business, financial condition and results of operations. Our work to realign our international distributor network has reduced net sales in the short term, and we may not achieve the expected benefits of this realignment initiative in the timeframe we anticipate, if at all. Our investments in sales and marketing, including our new visual identity and brand marketing strategy, may not result in increased brand awareness and revenue. In addition, we need to continue to attract, develop and retain qualified executives and employees to successfully implement our transformation plan. We have experienced executive and employee turnover as we have worked to implement the initiatives we believe are required to achieve our strategic objectives. We may not be able to successfully retain and develop existing talent and identify, hire and integrate new talent, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees.
Our growth has in the past, and may in the future, strain our ability to effectively manage our operations, as it may require us to expand our management team and our sales, marketing, innovation, manufacturing, logistics, distribution, and information technology functions, including with respect to use of new or advancing technologies such as artificial intelligence (“AI”). Ineffective execution to support growth could result in, among other things, product delays or shortages, operating errors, outages, inadequate customer service, inappropriate claims or promotions by our marketing team or brand representatives and governmental inquires and investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses. Expansion into new international markets or within existing markets may create operating difficulties in managing our business across numerous jurisdictions and ultimately may not be successful, which could result in slower revenue growth, higher operating costs and lower margins than anticipated and could impair our ability to enter into additional new markets or attract new customers.
The beauty industry is highly competitive, and if we are unable to compete effectively, our business, financial condition and results of operations could be adversely affected.
We face vigorous competition in the beauty industry from companies throughout the world, including multinational consumer product companies and new independent beauty brands. Many multinational consumer product companies market and sell their products under multiple brands and have greater financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do. As a result, these companies may be able to better respond to changing business and economic conditions and compete in distribution channels or territories where we are less represented. Certain of our competitors have and may continue to attempt to gain market share by offering products at prices at or below the prices at which our products are typically offered, including through the use of discounts or other promotions, or by marketing their products as lower cost or as more effective versions of certain of our products. It is difficult for us to predict the timing and scale of our competitors’ actions and their impact on the industry or on our business. Competition in the beauty industry is based on a variety of factors, including innovation, product efficacy, pricing, brand recognition and loyalty, service to the consumer, distribution, promotional activities, advertising, special events, new product introductions, e-commerce initiatives, sustainability and other activities. In addition, small independent companies continue to enter the market with new brands and customized product offerings. As we expand into adjacent or other categories, we have faced, and will continue to face, different and, in some cases, more formidable competition.
Our ability to compete depends on a number of factors, including the continued strength of our brand and quality of our products, our ability to attract and retain key talent, the success of our marketing and innovation strategies, our ability to execute our strategic plan, the successful management of new product introductions and innovations, the efficiency of our third-party manufacturing facilities and distribution network, the effectiveness of our omnichannel distribution model, our relationships with our key customers and Pros, our ability to maintain and protect our intellectual property and other rights used in our business, and our ability to leverage new or advancing technologies such as AI. In addition, certain of our competitors have ownership interests in third parties that are customers of ours, and, as a result, such customers may have an interest in promoting theses competing brands over our products. Our inability to continue to compete effectively would have an adverse effect on our business, financial condition and results of operations.
Our brand is critical to our success. If we fail to maintain the value of our brand or our marketing efforts are not successful, our business, financial condition and results of operations would be adversely affected.
Maintaining, promoting and positioning our brand depends largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality products. Our brand and reputation have been adversely affected by negative publicity, or misinformation that is outside of our control. In addition, a failure to deliver innovative and high-quality products could tarnish our public image, and our brand and reputation could be adversely affected if we engage in discounting or promotional activities that negatively impact consumers’ perceptions of the prestige nature of our products. Failure by us or the third parties with whom we do business to comply with laws, regulations, ethical, social, product, labor and environmental standards could also jeopardize our reputation. We have made significant investments in sales and marketing, including our new visual identity and brand marketing strategy. However, our brand development strategies and investments may not increase the recognition of our brand or increase revenues, or such benefits may take longer to materialize than anticipated. If we are unable to preserve our brand reputation, enhance our brand recognition or increase positive awareness of our products, we may not attract or engage customers and consumers or be able to expand our business, which would negatively impact our business, financial condition and results of operations.
We frequently use third-party digital and social media platforms to raise awareness of our brand and engage with our Pro and consumer communities, including through advocacy from our brand ambassadors and influencers. If we are unable to cost-effectively develop and continuously improve our consumer-facing presence on existing, evolving or new digital and social media platforms, including adapting to changing algorithms or other developments in such platforms that are outside of our control, our ability to acquire new and retain existing customers and consumers may suffer, and we may not be able to provide a convenient and consistent experience to our Pros and consumers across sales channels. This could negatively affect our ability to compete and result in diminished loyalty to our brand and decreased sales. Further, any disruptions to the social media channels that we use for marketing could adversely affect our business, financial condition and results of operations.
The use of social media by us, our brand ambassadors, influencers, and our consumers carries the risk that our image and reputation could be negatively impacted. Negative commentary or false statements disseminated by others about our brand, the safety and efficacy of our products, our brand ambassadors, influencers, and other third parties who are affiliated with us have been, and may in the future be, posted on social media platforms. Social media and other consumer-oriented technologies have increased the speed and reach of information dissemination, and our target consumers often act on such information without further investigation into its accuracy. The harm to our brand and reputation resulting from the dissemination of negative commentary and false statements may be immediate and has had, and may in the future have, an adverse effect on our ability to attract and engage customers and consumers and on our business, financial condition and results of operations.
Our ability to maintain relationships with our existing brand ambassadors and influencers and to identify new brand ambassadors and influencers is critical to expanding and maintaining awareness of our brand and our customer and consumer base. As our market becomes increasingly competitive and as we expand internationally, recruiting and maintaining new brand ambassadors and influencers may become increasingly difficult and costly. In addition, our brand ambassadors or influencers could engage in behavior or use their platforms in a manner that reflects poorly on our brand or is in violation of applicable platform terms of service, laws or regulations, including with respect to product or marketing claims. These actions may be attributed to us or could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties.
If we are unable to anticipate and respond to market trends and changes in consumer preferences and successfully introduce new, innovative and high-quality products, our financial results could be adversely affected.
Our continued success depends on our ability to anticipate, gauge and react in a timely, effective manner to changes in consumer preferences for prestige haircare and other beauty products and attitudes toward our industry and brand. From time to time, consumers may prioritize spending in other categories of prestige beauty products in which we do not participate, such as skincare or color cosmetics, which may negatively impact growth in the prestige haircare category and decrease demand for our products. We must continually work to maintain and enhance the recognition and reputation of our brand; develop, manufacture and market new products; stay ahead of technology trends by developing or acquiring novel technology; successfully manage our inventories; and maintain and adapt to existing and emerging distribution channels and marketing platforms. Our new products and innovations on existing products may not receive the same level of consumer acceptance as our products have in the past. These risks have been and may continue to be exacerbated by the current macroeconomic environment, which has led to shifts in consumer spending habits and confidence.
Consumer tastes and preferences cannot be predicted with certainty and can change rapidly. The use of digital and social media by consumers and the speed by which information and opinions are shared increases this risk. Even if we are successful in anticipating consumer needs and preferences, our ability to timely and adequately respond to those needs and preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products while maintaining our distinctive brand identity as we expand the range of products we offer. The acceptance of new product launches and other product innovations may not be as high as we anticipate due to factors including lack of acceptance of the products themselves, the price of the products or the strengths of our competitors, including their ability to introduce similar products in a more timely fashion. In addition, our ability to launch new products would be limited by delays or difficulties affecting the ability of our suppliers or manufacturers to procure raw materials, comply with quality standards and timely manufacture, distribute and ship new products or displays for new products, including as a result of regulations in the relevant jurisdictions. Sales of new products are affected by our ability to execute our marketing strategies, inventory management by our retail customers, and product shortages or limitations in retail display space by our retail customers. We may also experience a decrease in sales of certain existing products as a result of newly launched products, the impact of which could be exacerbated by shelf space limitations or any shelf space loss. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition and results of operations. Further, new product innovation may place a strain on our employees and our financial resources, including incurring expenses in connection with product innovation, development and marketing that are not subsequently supported by a sufficient level of sales.
As part of our ongoing business strategy, we may continue to expand our product launches into adjacent categories in haircare and other categories. The success of such product launches could be hampered by our relative inexperience operating in such categories, the strength of our competitors in such categories or any of the other risks described elsewhere in this “Risk Factors” section. Our failure to effectively respond to changing consumer preferences and market trends or to effectively introduce new products in our traditional product categories, new products in adjacent or other categories or innovations on existing products, could lead to, among other things, lower sales, excess inventory or inventory shortages, markdowns and write-offs and diminished brand loyalty, and our business, financial condition and results of operations could suffer.
Our success depends, in part, on the quality, efficacy and safety of our products.
Any loss of confidence on the part of our customers or consumers in the quality, efficacy or safety of our products or the ingredients used in our products, whether actual or perceived, or inclusion of ingredients that are regulated in certain jurisdictions, could harm our brand image and reputation and could cause consumers to choose other products. Regardless of their merit, allegations of adverse effects on product safety or suitability for use by particular consumers have harmed our brand and our reputation and had an adverse impact on our sales. For example, in February 2023, a complaint alleging personal and economic injury, and asserting claims for breach of warranty, negligence/gross negligence, products liability, unjust enrichment, and violations of California False Advertising Law and Unfair Competition Law, was filed against us. The plaintiffs alleged that certain ingredients used in some Company products had purportedly caused irritation or posed a hazard to consumers, and that the Company engaged in misrepresentation with respect to those products. For more information, see “Legal Proceedings” included in Part I, Item 3 of this Annual Report. While the plaintiff’s claims were dismissed without prejudice in July 2023, we may be subject to additional claims in the future, whether from those plaintiffs or other consumers. Claimants may allege that our products fail to meet quality or manufacturing specifications and standards, violate applicable laws or regulations, contain contaminants or other harmful ingredients, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects, or that our product claims, instructions or marketing are false and misleading. Such allegations, even if untrue, could also lead to increased scrutiny or enforcement action from regulatory authorities or cause us to stop selling or recall our products, which could adversely affect our business and financial results. Product-related claims or class action lawsuits increase our costs and could divert the attention of our management, which could adversely affect our business and financial results. In addition, concerns regarding the safety or quality of our competitors’ products could reduce consumer demand for our own products if consumers view such concerns to be similar or representative of the broader product category. As we continue to offer an increasing number of new products, our product-related claims risk may increase. In the event that claims are brought against us in the future, our insurance policies may not cover any or all of the resulting financial losses and the broader damage to our reputation that such claims may cause. Any claims brought against us may be subject to policy exclusions or exceed our existing or future insurance policy coverage of limits. In addition, we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future.
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
While we devote significant attention to forecasting efforts, the volume, timing, value and type of the orders we receive are inherently uncertain. Historical growth rates, trends and other key performance metrics may not predict future demand or growth. Our business and our ability to forecast demand is affected by, among other things, general economic and business conditions in the U.S. and in our international markets, public and consumer preferences, changes in buying patterns of retailers and consumers, customer confidence in future economic conditions, inventory management of customers, and competition in the beauty industry and the actions of our competitors. A portion of our expenses are fixed and cannot be adjusted even during periods when revenue is unexpectedly lower, which leads to lower profits. Any failure to accurately predict demand for our products or expenses could cause our operating results to be lower than expected, which could adversely affect our financial condition.
We base our current and future inventory needs and expense levels on our operating forecasts, forecasts of expected future purchasing activity from certain of our customers and our own estimates of future demand. Failure to accurately forecast demand for new or existing products has resulted in, and may in the future result in, inefficient or excess inventory supply or increased costs. For example, we experienced a slowdown in sales momentum during fiscal year 2023, in part due to inventory rebalancing across certain of our customers. Inventory levels in excess of customer demand has resulted in inventory write-downs or write-offs and may result in the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and prestige nature of our brand. Further, lower than forecasted demand may result in excess manufacturing capacity, increased inventory storage expenses and reduced manufacturing efficiencies, which would result in lower margins. Conversely, if we underestimate customer demand, our manufacturers and suppliers may not be able to deliver products to meet our requirements, and we may incur higher costs in order to secure the necessary production capacity or additional or expedited shipping. An inability to meet customer demand could result in reputational harm and damaged customer relationships and have an adverse effect on our business, prospects, results of operations, financial condition and cash flows.
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
Products sold to professional salon distributors are meant to be sold to and used exclusively by salons and salon professionals or sold exclusively to the retail consumers of these salons. Our products have been and may continue to be sold to sales outlets other than the intended salons and salon professionals, such as to general merchandise retailers or unapproved outlets. Diverted products sold in such unapproved outlets may be old, damaged or otherwise adulterated or may impact consumers’ perceptions of the prestige nature of our products. Diversion may result in lower net sales of our products if consumers purchase diverted products or choose to purchase products manufactured or sold by our competitors because of any perceived damage or diminishment to the image, reputation or value of our brand resulting from such diversion. Further, diversion impacts our ability to maintain the price integrity of our brand, which may lead to a decrease in customer confidence in our brand.
We depend on a limited number of customers for a large portion of our net sales.
Certain of our customers accounted for more than 10% of our net sales. During the year ended December 31, 2024, three of the Company’s customers represented 39% of the Company’s total net sales, in aggregate. We expect that certain of our largest customers will continue to account for a substantial portion of our net sales for the foreseeable future. We could be adversely impacted by the loss of a significant customer, a shift in the level of support for our brand by any of these customers, or any significant decrease in sales to these customers, including as a result of the restructuring or bankruptcy of one of our customers, consolidation among such customers, retail store closures, decrease in consumer demand or other factors. Any of these occurrences could reduce our net sales and operating income, lead to a decrease in customer confidence in our brand and cause a loss of other customers, and therefore could have an adverse effect on our business, financial condition and cash flows.
We may be affected by changes in consumer shopping preferences, shifts in distribution channels and changes in the salon and retail environments.
From time to time, our financial performance in certain of our distribution channels may fluctuate relative to others, and our international sales strategy may prioritize certain channels based on the market dynamics in a particular jurisdiction. If such a situation persists or one or more channels fails to perform as expected, there could be an adverse effect on our business. Fluctuations in our distribution channels may have a greater impact on us than on companies that sell their products under multiple brands or that have larger product portfolios across different channels.

Our professional channel is impacted by decreased consumer demand for salon treatments and changes to the salon environment, and our Pro customers have limited their product supply when demand for salon treatments has decreased. In addition, our professional channel depends on our engagement with Pros and our reputation and brand image within the Pro community. Negative perceptions of our brand by the Pro community and their end consumers have had an adverse effect on our professional channel. Further, there may be consolidation of the salon market. If consolidation leads to customers gaining purchasing power, we may need to reduce the cost of our products, which would have an impact on our earnings. Consolidation among our customers may also increase the risk of customer concentration.
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
Our products generally rely on a single or a limited number of manufacturers. We acquire raw materials, components and packaging from third-party suppliers, and our finished products are manufactured by five third-party manufacturers. One company, Cosway, manufactures products that accounted for 61% of our net sales and 48% of our inventory product purchases in 2024. If we experience a partial or complete loss of a key manufacturer, or a significant adverse change in our relationship with any of these manufacturers, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which could result in delays for certain products, lost sales and added costs that could harm our business and customer relationships. While we expect to continue to engage additional third-party manufacturers, engaging a new manufacturer involves risks and costs, including additional due diligence, investment and oversight, and may not ultimately be successful. Any new manufacturer may not have the same capacity to provide us finished product as our current manufacturers provide us. The failure to secure sufficient manufacturing capabilities from third parties, or any interruptions at our manufacturing locations, could have a material adverse effect on our business, financial condition and results of operations.
A principal raw material for our products is our patent-protected ingredient, Bis-amino. The other primary raw materials used in our products include essential oils and specialty ingredients, including our proprietary Bond Shaping Technology™. In the past, we have been able to obtain an adequate supply of our essential raw materials, and we currently believe we have an adequate supply for virtually all components of our products, including Bis-amino. However, we have encountered and may in the future encounter supply issues with raw materials due to increases in global demand and limited supply capacity, or other supply disruptions, as well as fluctuations in the cost of raw materials. Sustained increases in raw material costs or other inflationary pressures in the future may have an adverse effect on our ability to maintain current operating margins. Further, while we attempt to reduce our exposure to fluctuations in the price of raw materials through contractual arrangements with our suppliers, we may not accurately forecast prices and therefore may at times pay more than prevailing market rates.
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
A disruption in our supply chain could adversely affect our business, financial condition and results of operations.
Our finished products are manufactured in the U.S. and Europe, primarily in Southern California. Any interruptions in operations at our manufacturing locations could result in our inability to satisfy demand, in particular because our products generally rely on a single or a limited number of manufacturers. In addition, we rely on third-party distributors within the United States and internationally. A number of factors could damage or destroy the manufacturing equipment or our inventory of components, supplies or finished goods, cause substantial delays in manufacturing, supply and distribution of our products, result in the loss of key information and cause us to incur additional expenses. These factors include industrial accidents, strikes and other labor disputes, natural disasters, such as wildfires, availability of natural resources, including water, political crises, such as terrorist attacks, war and other geopolitical instability, capacity constraints, equipment or technology malfunctions or failures, disruptions in ingredient, material or packaging supply, disruptions in supply chain or information technology, loss or impairment of key manufacturing sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, inflationary pressures, licensing requirements and other regulatory issues, pandemic related shut downs and other external factors over which we have no control. We have experienced, and may in the future experience, increased costs as a result of supply chain disruption and inflationary pressures. Further, our third-party manufacturers, suppliers or distributors may have economic or business interests that are inconsistent with ours; take actions contrary to our instructions, policies or objectives; be unable or unwilling to fulfill their obligations to us; engage in activities that may harm our reputation; or take other actions that are outside of our control. The occurrence of any such factors or events could have an adverse effect on our business, financial condition and results of operations.
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
Our products are sold in more than 70 countries around the world, with approximately 50% of our net sales in 2024 generated outside the U.S. In addition, certain of our products are manufactured in Europe, and we have key third party operational facilities located outside the U.S. that warehouse and/or distribute goods for sale throughout the world. Our global operations are subject to many risks and uncertainties, including:
•fluctuations in foreign currency exchange rates and the relative costs of operating in international jurisdictions;
•local civil unrest, political instability or changes in diplomatic or trade relationships, such as geopolitical tensions between the U.S. and the People’s Republic of China;
•foreign or U.S. laws, regulations and policies, including restrictions on trade, immigration and travel, operations, and investments; disputes with third parties arising from such laws, regulations or policies; currency exchange controls; restrictions on imports and exports, including license requirements; tariffs; sanctions; environmental and sustainability regulations; and taxes;
•inflation and other macroeconomic factors in certain of our international markets;
•lack of well-established or reliable legal and administrative systems in certain of our international markets; and
•social, economic and geopolitical conditions, such as a pandemic, terrorist attack, war or other hostilities and armed conflicts, including the current conflicts between Russia and Ukraine and in the Middle East.
These risks could have an adverse effect on our business, including our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets. In most of these international markets, we face established competitors with more operating experience in those jurisdictions.
Our success depends, in part, on our key talent.
Our success depends, in part, on our ability to retain our key talent, including our senior management team. Transitions in our senior management or the unexpected loss of one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. To support our continued growth, we must effectively integrate, develop, motivate and manage new employees and maintain a strong, inclusive culture. To attract top talent, we may need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. Competition for these employees can be intense. We may not be able to attract, integrate or retain qualified personnel in the future, and our failure to do so could have an adverse effect on our business.

Our business is affected by seasonality.
Our business has historically been influenced by seasonal trends common to traditional retail selling periods, and our revenues are typically slightly higher in the second half of the fiscal year due to increased levels of purchasing by consumers and by our customers for the end of year holiday selling season. Higher sales during the third and fourth quarters may cause our working capital needs to be greater during the second and third quarters of the fiscal year. However, fluctuations in net sales in any fiscal quarter may be attributable to a number of other factors, including macroeconomic factors, competitive activity, the level and scope of new product introductions or promotional activities of our customers, which may impact their order placement and receipt of goods. As a result of quarterly fluctuations caused by these and other factors, comparisons of our historical operating results across different fiscal quarters may not be accurate indicators of our future performance.
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
We increasingly rely on information technology systems to process, transmit and store electronic information, including on our e-commerce website and other platforms and applications. Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution, sale and marketing of our products depends on the reliability and capacity of these systems. The failure of our information technology systems or those of our vendors and service providers to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems would adversely affect our business operations. Our success is also subject to the risk of future disruptive technologies, such as AI. Our failure to develop enhancements to our information technology systems, or incorporate technologies such as natural language processing, AI or machine learning, may impact our ability to increase the efficiency of and reduce costs associated with our operations.
Our information technology systems and those of our vendors and service providers may be susceptible to outages due to fire, floods, power loss, telecommunications failures, hardware failures, user errors, breaches and cybersecurity threats including social engineering, phishing, social media breaches, ransomware and other events. These outages could disrupt our general corporate functions and the manufacturing and distribution operations of our third-party vendors and could cause information, including data related to customer or consumer orders, to be lost or delayed, reduce demand for our products and cause our sales to decline. Further, our e-commerce websites serve as an extension of our marketing strategies by introducing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our e‐commerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks in a timely manner could reduce sales and harm our reputation. In addition, if changes in technology cause our information technology systems to become obsolete, or if our information technology systems are inadequate to handle our growth, we could lose customers and consumers. Our and our third-party service providers’ technology systems and websites have experienced outages in the past which have disrupted our operations. Any significant disruption in our technology systems or websites could harm our reputation and brand, cause us to incur significant costs and have a material adverse effect on our business, financial condition, and results of operations. Our insurance policies, or the insurance policies of our service providers and vendors, may not cover any or all of the financial losses or broader damage to our reputation resulting from any such disruptions and the broader damage to our reputation that such disruptions may cause.
Failure to adequately maintain the security of confidential information could materially adversely affect our business.
As part of our normal business activities, we and our third-party service providers collect and store certain confidential information, including personal or other confidential information with respect to customers, consumers, service providers and employees, information with respect to our intellectual property, and sensitive financial information. The success of our e-commerce operations depends on the secure transmission of confidential and personal data over public networks. Security incidents compromising the confidentiality, integrity, and availability of personal or other confidential information could result from cyberattacks, ransomware, computer malware, supply chain attacks or malfeasance of our personnel. We have in the past experienced, and we expect to continue to experience, security incidents, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. Such attacks have become increasingly difficult to detect, defend against or prevent and may originate from outside parties, hackers, criminal organizations or other threat actors, including nation states. As AI capabilities improve and gain widespread use, we may experience cyberattacks created using AI, which may be difficult to detect and mitigate. We may be more vulnerable to security incidents because many of our employees and certain of our service providers work remotely. We cannot guarantee that our security efforts will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems. In response to actual or anticipated attacks, we may incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. If we suffer a material loss or disclosure of personal or other confidential information as a result of a breach of our information technology systems or those of our third-party service providers, we may suffer reputational, competitive or business harm, be subject to loss of our intellectual property, incur significant costs and be subject to government investigations, breach notification laws, litigation, fines or damages, which could have an adverse effect on our business, prospects, results of operations, financial condition and cash flows. A breach of our social media accounts may cause us to lose access to those accounts, which could affect our sales and marketing strategies, our reputation and our brand. A security incident could require that we expend significant additional resources on remediation, restoration and enhancement of our information technology. Moreover, our cyber insurance, or the insurance policies of our service providers and vendors, may not be adequate to cover all costs and liabilities related to these incidents, and the occurrence of any security incident may impact our ability to obtain future coverage.
Our processing of personal information could give rise to significant costs and liabilities, which may have an adverse effect on our reputation, business, financial condition and results of operations.
Evolving state, federal and foreign laws, regulations and industry standards regarding privacy and security apply to our collection, use, retention, protection, disclosure, transfer and other processing of certain types of data, including with respect to our customers, employees, suppliers and others. For example, the E.U.’s GDPR, as well as the U.K. GDPR and the U.K. Data Protection Act 2018, impose a strict data protection compliance regime and potentially substantial fines for breaches and violations. In the U.S., there are many privacy, security and data breach notification laws or regulations at the federal, state and local levels. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction. Our inability to comply with such mandates or to quickly adapt our practices to reflect them as they develop could subject us to significant fines, penalties, damages, liabilities and reputational harm, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.
Risks Related to Intellectual Property Matters
Our efforts to register and maintain our intellectual property rights may not be sufficient to protect our business.
Our patents and trademarks are essential to our business. Though we seek to register our intellectual property by filing for patents, patent applications and trademark registrations and applications, we may not be issued any registration, or our registration may be challenged or invalidated. In addition, differences in foreign trademark, patent and other laws concerning proprietary rights and enforcement practices impact our ability to protect our intellectual property rights uniformly in the markets where we intend to sell our products. If we do not adequately maintain our intellectual property, it can result in an irrevocable loss of rights, which could result in our competitors being able to use our technologies, names, brands or the goodwill that we have acquired in the marketplace or erode or negate any competitive advantages we may have, which could harm our business.
For example, pending and future patent applications to protect our products or which effectively prevent others from commercializing competitive technologies and products may not be approved or result in patents being issued. Moreover, the scope of coverage claimed in a patent application can be significantly reduced during prosecution before the patent is issued. Even once issued, the scope, validity, enforceability and commercial value of patent rights are uncertain, and our patents may not be of sufficient scope or strength to provide meaningful protection or commercial advantage and may not preclude competitors from developing products similar to ours.
In addition, while we have registered or applied to register many of our trademarks, trade names and brand names to distinguish our products from those of our competitors in the United States and in the foreign countries in which we operate, we cannot ensure that our trademark applications will be approved uniformly across all jurisdictions. If we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks, trade names and trade dress, we may not be able to compete effectively, and our business may be adversely affected. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to marketing new brands.
We rely on our unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. Although we generally seek to protect our trade secrets by confidentiality, non-disclosure and assignment of invention agreements with our employees, contractors, collaborators, vendors, consultants and advisors, these agreements may not provide meaningful protection in the event of unauthorized use or disclosure of our trade secrets.
Our efforts to enforce and otherwise protect our intellectual property against infringers may not be successful.
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
From time to time, we may become involved in litigation, other disputes or regulatory proceedings in connection with or incidental to our business, including litigation related to intellectual property, regulatory matters, contract, advertising, product-related and other consumer claims. In general, claims made by us or against us in litigation, disputes or other proceedings can be expensive and time consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect our business. It is not possible to predict the final resolution of the litigation, disputes or proceedings to which we currently are or may in the future become party to. Regardless of the final resolution, such proceedings may have an adverse effect on our reputation, brand, financial condition and business, including by utilizing our resources and potentially diverting the attention of our management from the operation of our business. See “Legal Proceedings” included in Part I, Item 3 of this Annual Report. Our insurance policies may not cover any or all of the financial losses resulting from any such disruptions and the broader damage to our reputation that such disruptions may cause.

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
•incurring delays and expenses associated with compliance, such as record keeping, documentation of the properties of certain products, labeling, packaging, and scientific substantiation;
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
Before we can market and sell our products in certain jurisdictions, the applicable local governmental authority may require evidence of the safety of our products, which may include testing of individual ingredients at relevant levels. In particular, our proprietary ingredients are typically not pre-approved for use in products in specific jurisdictions, and we have been required in the past, and may be required in the future, to perform testing and provide other data and information to governmental authorities prior to the sale of our products in the jurisdiction. Our international distributors are primarily responsible for registering ingredients and obtaining any approvals necessary to sell our products in the applicable territory, and any failure by them to do so could decrease sales of our products and harm our reputation.
Additional laws, regulations and policies, and changes or new interpretation or enforcement thereof, that affect our business could adversely affect our financial results. These include accounting standards, laws and regulations relating to tax matters, trade, data privacy and data security, anti-corruption, advertising, marketing, manufacturing, distribution, customs matters, product registration, ingredients, chemicals, packaging, selective distribution, environmental and climate change matters. We have been required, and may in the future be required, to reformulate certain of our products in specific jurisdictions. For example, we reformulated a product in 2021 as a result of regulation changes in the European Union. In addition, we have been and from time to time may be required to discontinue or revise our product packaging or labeling as a result of national or international legal or regulatory changes or determinations, new information regarding ingredients or for other reasons. Delays in or prohibition of selling our products, or the need to reformulate the ingredients used in our products, relabel, or repackage our products, could result in, among other things, increased costs to us, excess and/or obsolete inventory, delays in our product launches, loss of consumer confidence in the quality of our products, harm to our brand and reputation, product returns or recalls and lower net sales, and therefore could have an adverse effect on our business, prospects, results of operations, financial condition and cash flows. Noncompliance with applicable laws or regulations could result in enforcement action by regulatory authorities within or outside the United States, including but not limited to product seizures, injunctions, product recalls and criminal or civil monetary penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.
Government regulations relating to the marketing and advertising of our products may restrict, inhibit or delay our ability to sell our products and harm our business.
A variety of federal, state and foreign government authorities regulate the advertising and promotion of our products and the marketing claims we can make regarding their properties and benefits, including in the U.S., the FDA, the FTC and state consumer protection agencies. These regulations can apply not only to our actions and statements and those of our employees, but also to those of our brand ambassadors and influencers. There is a degree of subjectivity in determining whether a labeling or marketing claim is appropriate under applicable standards, and government agencies could take enforcement action against us for our advertising and promotion practices or determine that the research and development efforts we undertake to support our claims are inadequate for any particular product or claim, which could require us to modify our product claims or result in fines. We have received, and in the future may receive, complaints regarding our marketing claims, and we have been, and may in the future be, subject to class action or false or misleading advertising lawsuits with respect to our marketing claims. Any government inquiry into the regulatory status of our products and any related interruption in the marketing and sales of our products or any lawsuit related to our marketing claims could damage our reputation and brand and have an adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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
We are exposed to the risk that our employees, contractors, customers, consultants, suppliers and other business partners may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or failure to disclose unauthorized activities to us that violate, among other things: (i) the rules of the applicable regulatory bodies; (ii) manufacturing standards; (iii) data privacy and security laws; (iv) the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption, trade sanctions and export control laws; or (v) laws that require the true, complete and accurate reporting of financial information or data.
We sell our products in many parts of the world that are recognized as having governmental and commercial corruption and where, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. It is not always possible to identify and deter misconduct by our employees and third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties and oversight obligations. Investigations into potential violations of anti-corruption laws can be expensive and time-consuming to defend and may divert management’s attention and resources.
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
The agreements relating to our indebtedness limit but do not prohibit our ability to incur additional debt. We may increase our levels of debt in the future to finance our operations or in connection with acquisitions. If we increase our total indebtedness, our debt service obligations will increase, and we will become more exposed to the risks arising from our substantial level of indebtedness as we become more leveraged.
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
If we are unable to generate sufficient cash flow from operations to service our debt and meet our other commitments, including under the Tax Receivable Agreement, we may need to refinance all or a portion of our debt or raise additional debt or equity capital. We may not be able to affect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our debt service and Tax Receivable Agreement requirements. If we incur additional debt or raise equity through the issuance of capital stock, the terms of the debt or capital stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of holders of our common stock will be diluted. To the extent that we raise additional debt, the terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have, which may adversely affect our business, financial condition and results of operations. Unfavorable changes in the ratings that rating agencies assign to our debt, including any additional debt, may negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds. If we are unable to raise additional capital when needed, our financial condition could be adversely affected.
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
The agreements governing our outstanding indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other things, restrictions on our ability to:
•incur additional indebtedness and make guarantees;
•create liens on assets;
•declare or pay dividends and other distributions;
•make investments, loans, guarantees or advances;
•consolidate, amalgamate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into transactions with our affiliates; and
•exceed certain leverage ratios.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. A breach of such covenants could result in an event of default after the lapse of any applicable cure or notice periods, and such an event of default may allow our creditors to accelerate the related debt unless we obtain a waiver for such default. An event of default may also cause the acceleration of, or default under, any other debt to which a cross-acceleration or cross-default provision applies. In the event our creditors accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
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
Volatility in the stock market in general impacts the volatility of the market price of our common stock. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including factors described elsewhere in this Annual Report, many of which are beyond our control or unrelated to our specific performance or prospects, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock and could lose part or all of their investment.
Furthermore, the market price of our common stock may also decline if we fail to meet analysts’ projections or guidance that we give to the market. Securities class action litigation has often been initiated against companies following periods of volatility in their stock price or substantial declines following a company’s failure to meet guidance or estimates, as has been the case with us. In November 2022, a putative securities class action was filed against us and certain of our current and former officers and directors. The action is being brought on behalf of a putative class of purchasers of our common stock in or traceable to our IPO and asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”). The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. For more information, see “Legal Proceedings” included in Part I, Item 3 of this Annual Report. This litigation, derivative litigation and other similar types of litigation could result in substantial costs and divert our management’s attention and resources and could require us to make a substantial payment to satisfy judgments or to settle such litigation.
Investment funds affiliated with Advent International, L.P. (the “Advent Funds”) beneficially own a significant percentage of our common stock and have significant influence over us.
As of December 31, 2024, entities affiliated with the Advent Funds beneficially owned 75.2% of our outstanding common stock. In addition, three members of our Board of Directors are employed by affiliates of the Advent Funds. For as long as affiliates of the Advent Funds continue to beneficially own a substantial percentage of the voting power of our outstanding common stock, they will continue to have significant influence over us. For example, they will be able to strongly influence or effectively control the election of all of the members of our Board of Directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of any additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends. This concentration of ownership may have the effect of deterring investment in our common stock and may reduce the trading volume of our public float.
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

These payment obligations are our obligations and not obligations of any of our subsidiaries and are not conditioned upon the Pre-IPO Stockholders maintaining a continued direct or indirect ownership interest in us. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial. We currently expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $189.3 million, with payments expected to continue through 2041. Our payment obligations under the Tax Receivable Agreement are calculated based on current tax laws and the assumption that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact our payment obligations under the Tax Receivable Agreement and any changes to our established tax liability resulting from such impact would be recorded to other (expense) income in the period we made the determination.
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
As of December 31, 2024, the Advent Funds held 75.2% of our total shares outstanding. The Advent Funds may require us to register shares of our common stock held by them for resale under the federal securities laws. Any such sales or anticipation thereof, including the filing of a registration statement relating to such shares, could cause the market price of our common stock to decline.
In addition, as of December 31, 2024, we had options to purchase an aggregate of 11.8 million shares of common stock outstanding. We have filed Form S-8 registration statements to register shares that we may issue pursuant to our equity incentive plans, including all of the shares underlying options currently outstanding, which permit the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.
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
The Advent Funds collectively control a majority of the voting power of shares eligible to vote in the election of our directors. Because more than 50% of the voting power in the election of our directors is held by an individual, group or another company, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. As a controlled company, we may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of our Board of Directors consists of “independent directors,” as defined under the Nasdaq corporate governance standards; (ii) our Board of Directors has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (iii) our Board of Directors has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
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
Our Certificate of Incorporation provides that (A), subject to limited exceptions, the Court of Chancery of the State of Delaware (or, if, and only if, the Court of Chancery of the State of Delaware dismisses a covered claim for lack of subject matter jurisdiction, any other state or federal court in the State of Delaware that does have subject matter jurisdiction) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the following types of claims: (i) any derivative claim brought in the right of the Company, (ii) any claim asserting a breach of a fiduciary duty to the Company or the Company’s stockholders owed by any current or former director, officer or other employee or stockholder of the Company, (iii) any claim against the Company arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or Bylaws, (iv) any claim to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or our Bylaws, (v) any claim against the Company governed by the internal affairs doctrine, and (vi) any other claim, not subject to exclusive federal jurisdiction and not asserting a cause of action arising under the Securities Act, brought in any action asserting one or more of the claims specified in clauses (A)(i) through (v) herein above; and (B) the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act.
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
The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline, and consumers may be more selective regarding discretionary purchases, during recessionary periods, periods of high inflation and otherwise weak economic environments, when disposable income is lower, which may impact sales of our products. The U.S. has recently experienced high interest rates and inflationary pressures, which we believe led to a shift in consumer spending habits and confidence and adversely affected our business. As global economic conditions continue to be volatile and economic uncertainty remains, including with respect to evolving trade policies and rising tariffs, trends in consumer discretionary spending also remain unpredictable. A further weakening in the global macro-environment may lead to additional pressure on consumer demand and customer inventory reductions.
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
Impairment of our goodwill and other intangible assets would result in a reduction in net income.
We have a significant amount of goodwill, trademarks and other intangible assets, as well as other long-lived assets, on our consolidated balance sheet, which are periodically evaluated for impairment in accordance with current accounting standards. Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. Events and circumstances that could lead to an impairment charge include macroeconomic industry and market conditions, significant adverse shifts in our operating environment or the manner in which an asset is used, pending litigation or other regulatory matters, decline in our stock price, higher cost of capital, declines in actual and expected consumer consumption and demands, and current or forecasted reductions in net sales, operating income or cash flows associated with the use of an asset. Impairment charges reduce net income and can have an adverse effect on our business, results of operations or financial condition.
For additional information regarding goodwill and other intangible assets, see Note 2, “Summary of Significant Accounting Policies—Goodwill and Intangible Assets” and Note 7, “Goodwill and Intangible Assets,” to the Consolidated Financial Statements included herein. For a further discussion of our impairment testing, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill”.

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
In addition, as a U.S. company doing business internationally, we may be subject to additional obligations to collect and remit indirect taxes, and we may be subject to tax liability for past sales, which could harm our business. State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added, goods and services, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. As a result, we have faced, and in the future could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added, goods and services or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales.
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
There is an increased focus from certain investors, customers, consumers, employees and other stakeholders concerning corporate citizenship and sustainability matters. If our corporate citizenship and sustainability practices do not meet stakeholder expectations and standards, which continue to evolve, our brand and reputation may be negatively impacted, which may affect our sales and financial condition. From time to time, we may announce certain initiatives or goals regarding these matters or determine to release public disclosure with respect thereof. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately or adequately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or be perceived as not acting responsibly in connection with these matters, including as the result of changing international, federal and state legal, regulatory and political environments and market perceptions of corporate citizenship and sustainability matters. Adverse incidents related to corporate citizenship and sustainability matters could have an adverse effect on our business.
Acquisitions, joint ventures or strategic investments may expose us to additional risks.
We may review acquisition, joint venture or strategic investment opportunities to expand our current technology portfolio, product offerings or distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The pursuit of such opportunities may divert the attention of management and cause us to incur various costs and expenses, whether or not the transactions are consummated. We may not be able to identify suitable candidates or consummate these transactions on favorable terms. The businesses or assets we may acquire may not meet our business needs or expectations. The assumptions we use to evaluate acquisition opportunities may prove to be inaccurate, and intended benefits may not be realized or take longer to be realized. In addition, due diligence investigations may fail to identify all of the liabilities or other challenges associated with an acquired business or assets, which could result in unanticipated or unknown issues or liabilities. We may not be able to integrate acquisitions successfully into our existing business, successfully commercialize technology that we acquire, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business. Our failure to successfully complete the integration of any acquired business or assets or to achieve the long-term plan for such acquisitions, as well as any other adverse consequences associated with our acquisition and investment activities, could have an adverse effect on our business. Integration also may require management resources that otherwise would be available for ongoing development of our existing business.
If required, the financing for these transactions could result in an increase in our indebtedness, dilute the interests of our stockholders or both. In addition, the purchase price for some acquisitions or joint venture interests may include additional amounts to be paid in the future, a portion of which may be contingent on the achievement of certain future operating results of the acquired business or joint venture.

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
Our finished products are primarily manufactured and fulfilled by companies located in Southern California, an area which has a history of earthquakes, wildfires, floods and droughts. Natural disasters, such as earthquakes, wildfires, floods, droughts, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics; political crises, such as terrorist attacks, war and other political instability, including the current conflicts between Russia and Ukraine and in the Middle East; or other catastrophic events and any supply chain disruptions resulting therefrom, whether occurring in the U.S. or internationally, could disrupt our operations or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our supply chain, including the ability of third parties to manufacture and ship product components and ship finished products to customers and consumers from or to the impacted region. In addition, these types of events could negatively impact consumer spending in the impacted regions. To the extent any of these events occur, our business, financial condition and results of operations could be adversely affected.
If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in the Company.
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
We utilize the services of PEOs to support certain of our employment and employee benefits functions. Under the terms of our arrangements, the PEOs are the employer of record for our personnel and, depending on the jurisdiction, may be responsible for administering payroll, including tax withholding, and providing health insurance or other employee benefits to our employees. If any of our PEOs fails to comply with applicable laws or its obligations under its agreement with us, we could be liable for such violations. The indemnification provisions of our agreements with the PEOs, if applicable, may not be sufficient to insulate us from those liabilities. For example, we could, under certain circumstances, be held liable for a failure by any of our PEOs to pay employer-side taxes arising from payments to our employees or a failure by a PEO to withhold and remit employee-side taxes arising from such payments. We also could, under certain circumstances, be held liable for a failure by a PEO to appropriately pay our employees. In such a case, our potential liability could be significant and adversely affect our business. Furthermore, if any of our PEOs does not efficiently administer our employee benefits, our relationship with our employees could be damaged.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Information technology supports all aspects of our business, including operations, marketing, sales, order processing, production and distribution networks, retail and Pro customer experience, consumer experience, finance, business intelligence, and product development. We continue to maintain and enhance our information technology systems, cybersecurity infrastructure and customer and consumer experiences in alignment with our long-term business strategy. An increasing portion of our global information technology infrastructure is cloud-based and is built and maintained in partnership with industry-leading service providers. We believe this approach enables a high-performance platform to support current and future requirements and enhances our scale and flexibility to respond to the demands of the business by leveraging advanced and leading-edge technologies. We recognize that technology presents opportunities to build a competitive advantage, and we continue to invest in new capabilities across various aspects of our business. Such efforts, however, subject us to increased cyber risk, as technology investments are subject to cyberattacks, business disruptions and other risks described in “Risk Factors – Risks Related to Information Technology and Cybersecurity” included in Part I. Item 1A of this Annual Report.
We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. As part of the Company’s enterprise risk management process, we conduct a comprehensive annual enterprise risk assessment that includes consideration of cybersecurity risks in conjunction with other Company risks. Our cybersecurity team further evaluates cybersecurity risks and develops risk mitigation response plans. We have established internal policies and procedures for cybersecurity risk management and incident response management that are based on industry standard cybersecurity frameworks, and we provide regular training to our employees regarding evolving cybersecurity threats and risk management. We also maintain cybersecurity insurance coverage that is intended to address certain costs that we may incur in the event that we experience a cybersecurity incident.
Our cybersecurity team is primarily responsible for identifying, evaluating and responding to risks from cybersecurity threats. Our cybersecurity team reviews and assesses our cybersecurity profile against internal and external cybersecurity frameworks that are aligned with industry standards on an ongoing basis and conducts ongoing security management internally and through the engagement of third-party vendors and consultants. In addition, our cybersecurity team periodically engages independent third parties to conduct security assessments and internal and external penetration tests. Our cybersecurity team seeks to detect potential cybersecurity incidents through technical safeguards such as automatic detection systems, as well as through our policies and procedures that require internal and external notification of cybersecurity incidents. When a cybersecurity incident occurs, our cybersecurity team implements our incident management procedures and convenes an incident response team consisting of members of our IT team and other company representatives as appropriate based on the nature of the incident. The incident response team determines appropriate containment, eradication and recovery procedures based on the type of incident and recommends any corrective actions to the cybersecurity team following the resolution of the cybersecurity incident. Our cybersecurity incident management procedures also include a framework to assess whether a cybersecurity incident is material and subject to SEC reporting requirements. Such procedures include the involvement of senior members of our cybersecurity team and other senior leaders across various functions.
We rely on the information systems of third-party vendors, including our cloud vendors, for various functions of our business, including manufacturing, sourcing, distribution, sales and marketing. We engage a third-party risk management software to oversee and identify the risks from cybersecurity threats associated with relevant vendors, based on the services such vendors provide and the information to which they have access. In addition, as part of our new vendor onboarding procedures, we review proposed new vendors’ cybersecurity and data protection practices and certifications and collaborate with such vendors to align their cybersecurity platforms with our expectations.
Although we have experienced cybersecurity incidents in the past, as of the date of this report, we have not identified cybersecurity threats that have materially affected or are reasonably likely to materially affect our operations, business strategy, results of operations or financial condition. Despite our continuing efforts, we may face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect our operations, business strategy, results of operations, or financial condition. For more information, see “Risk Factors – Risks Related to Information Technology and Cybersecurity” included in Part I, Item 1A of this Annual Report.

Governance
Our Audit Committee assists the Board of Directors in its oversight of our policies, procedures and practices with respect to risk management and mitigation, including risks related to information security, cybersecurity, and data privacy and protection. Company management reviews our enterprise risk assessment with our Audit Committee and our Board of Directors and provides periodic updates with respect to our risk mitigation response plans to our Audit Committee and our Board of Directors. The Audit Committee has delegated oversight of risks related to information security, cybersecurity, and data privacy and protection to its Information Security Subcommittee, which meets at least twice a year with senior members of our cybersecurity team to discuss our cybersecurity profile and related risks, as well as to discuss updates on relevant developments in the cybersecurity threat environment. The Information Security Subcommittee reports to the Audit Committee following each subcommittee meeting, and the Audit Committee reports to our Board of Directors. Pursuant to our incident management procedures, cybersecurity incidents are reported to our Board of Directors, our Audit Committee or its Information Security Subcommittee as appropriate based on the nature of the incident.
At the management level, our cybersecurity team is led by the head of our information technology team, who is responsible for assessing and managing material risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents, and is a member of our incident response team. Our cybersecurity team has relevant academic degrees, multiple certifications, and real-world experience managing cybersecurity incidents and risks. The head of our information technology team has over 20 years of experience in information technology and cybersecurity, including previous employment as the chief information officer of multiple entities. Our broader cybersecurity team includes specialists that collectively have over 50 years of experience in information technology and/or cybersecurity and is supported by independent contractors. Our cybersecurity team works collaboratively to identify, assess and manage cybersecurity incidents and risks and implements and maintains centralized cybersecurity practices in coordination with senior leadership and cross functionally with other teams across the Company.
ITEM 2. PROPERTIES
We do not own any real property. We lease one facility of approximately 12,000 square feet in New York that we use for research and development activities. The lease term for this facility ends on September 30, 2030. We also lease one office space of approximately 10,000 square feet in New York, which provides meeting space and office space for employees who choose to collaborate in person from time to time. The lease term for this office space ends on June 14, 2026. Our employees work from our research and development facility, from our New York office space, at shared co-working office spaces, or remotely.
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
For detail on certain legal proceedings, see “Note 14 - Commitments and Contingencies” included in the Notes to the Consolidated Financial Statements included in Part II, Item 8. Financial Statements of this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices
Shares of our common stock have traded on the Nasdaq Global Select Market under the symbol “OLPX” since September 30, 2021. Prior to that date, there was no market for our common stock.
Holders
As of February 26, 2025, there were 24 registered holders of our common stock. The actual number of record holders of our common stock is based upon the actual number of holders registered on the books of the Company as of such date and does not include holders of shares that are held in street name by brokers or other nominees.
Dividends
We do not currently anticipate paying any dividends on our common stock and currently expect to retain all future earnings for use in the operation and expansion of our business. We may reevaluate our dividend policy in the future. The declaration, amount and payment of any future dividends on our common stock will be at the sole discretion of our Board of Directors, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our 2022 Credit Agreement, our obligations under the Tax Receivable Agreement and other indebtedness we may incur, and such other factors as our Board of Directors may deem relevant. If we elect to pay such dividends in the future, we may reduce or discontinue entirely the payment of such dividends at any time.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph compares the total stockholder return on the Company’s common stock with the cumulative total return of the Nasdaq Composite and the S&P Consumer Staples Index. This graph (i) covers the period from September 30, 2021 (the date of the initial listing of our common stock on the Nasdaq Global Select Market) to December 31, 2024 on a quarterly basis, (ii) assumes a $100 investment on September 30, 2021, and (iii) assumes reinvestment of dividends, if any.

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
Company Overview

OLAPLEX is a foundational health and beauty company powered by breakthrough innovation that starts with and is inspired by the Pro. Our products are designed to enable Pros and their clients to achieve their best results, and to provide consumers with a holistic hair regimen that starts by establishing a foundation for healthy hair.

In 2014, OLAPLEX revolutionized the haircare category through the introduction of our patent-protected bond-building technology, Bis-aminopropyl diglycol dimaleate (“Bis-amino”), in our No. 1 Bond Multiplier® and No. 2 Bond Perfector® products. This new two-part salon treatment allowed Pros around the world to repair disulfide bonds deep inside the hair that are broken during chemical services (such as coloring, perming and straightening). Later in 2014, OLAPLEX launched an at-home version of this signature bond-building treatment, No. 3 Hair Perfector®, allowing consumers to achieve the benefits of OLAPLEX beyond the salon. By the end of 2015, OLAPLEX products were sold globally, demonstrating the resonance of the product and brand proposition around the world. From our original three bond-building products, we expanded to a range of products suitable across hair types for use in the salon and at home.

Since our inception, we have focused on delivering patent-protected technology and proven performance in the prestige haircare category. From our origins of creating the bond-building space, our product portfolio has expanded to 23 products that support the hair health needs of our Pro and consumer communities.

We have developed a synergistic omnichannel model that leverages the strength of each of our channels and our strong digital capabilities, which we apply across all of our sales platforms. Our professional channel serves as the foundation for our brand. Through this channel, Pros introduce consumers to our products and, we believe, influence consumer purchasing decisions. Our specialty retail channel allows us to build our brand by reinforcing our relationship with current consumers and accessing new consumers. Our DTC channel, comprised of Olaplex.com and sales through third-party e-commerce platforms, further broadens our access to consumers, while allowing us to directly engage with and educate consumers through our owned platforms.

Our Strategy

In 2025, we are focused on the following three strategic priorities.

Generate Brand Demand

Our marketing strategy seeks to celebrate the passion and creativity of our Pros, as well as our breakthrough scientific innovations and technologies. We are focused on elevating our visual brand identity and communicating the unique benefits of Olaplex products to Pros and consumers. We seek to implement a 360-degree full funnel marketing approach to generate consumer demand, leveraging a creator-led point of view and product messaging that focuses on healthy hair from root to tip. We aim to execute on our Pro-first strategy by improving education, enhancing our presence among the Pro community, and elevating our Pro brand ambassadors and influencers.

Harness Innovation

We seek to build a future pipeline of innovation that is grounded in foundational hair health. We are focused on continuing to innovate beyond damage repair to unlock what we believe are key signs of healthy hair: strength and elasticity, shine and sheen, smoothness and frizz control, softness and moisturization, and shape retention and integrity. We seek to continue to introduce breakthrough science while expanding our product portfolio and reinvigorating our signature products to drive overall brand demand.

Execute with Excellence

We will continue to evolve and refine our operational and strategic processes, realign our international partnerships and seek efficiencies across our organization in support of growth. We have evolved our integrated business planning process and strategic planning procedure. We are currently in the process of realigning our international distribution network, and we are focused on enhancing our ongoing international partnerships and introducing and executing regional specific strategies to service our customers. We will continue to use data, insights and a results-oriented mindset as we look to grow our brand and business in the future.

Business Environment & Trends

We continue to monitor the effects of the global macro-economic environment, including the risk of recession, inflationary pressures, competitive products and discounting, currency volatility, high interest rates, tariffs, social and political issues, geopolitical tensions and regulatory matters. We also are mindful of inflationary pressures on our consumers amidst an increasingly competitive industry, and we are monitoring the impact that consumer confidence may have on consumer spending at our customers.

Competition in the beauty industry is based on a variety of factors, including innovation, product efficacy, pricing, brand recognition and loyalty, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce initiatives, sustainability and other activities. We have seen increased competitive activity including discounting in the prestige haircare category. We believe we have a well-recognized and strong reputation within the beauty industry, from our customers to the end-consumer, and that the quality and performance of our products, our emphasis on science-based innovation, our asset-light operating model, and our engagement with our Pro and consumer communities position us to compete effectively.

Results of operations for the years ended December 31, 2024, 2023 and 2022
Set forth below are our results of operations for our fiscal year ended December 31, 2024 (“fiscal year 2024”) compared to our fiscal year ended December 31, 2023 (“fiscal year 2023”). For discussion of our results of operations for our fiscal year 2023 versus our fiscal year ended December 31, 2022 (“fiscal year 2022”), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2024.
The following table sets forth our Consolidated Statements of Operations data for each of the periods presented:

	For the year ended December 31,
	2024		2023		2022
	(in thousands)	% of Net sales	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$422,670	100.0%	$458,300	100.0%	$704,274	100.0%
Cost of sales:
Cost of product (excluding amortization)	121,038	28.6	131,323	28.7	177,221	25.2
Amortization of patented formulations	9,342	2.2	8,345	1.8	7,500	1.1
Total cost of sales	130,380	30.8	139,668	30.5	184,721	26.2
Gross profit	292,290	69.2	318,632	69.5	519,553	73.8
Operating expenses:
Selling, general, and administrative	181,685	43.0	168,942	36.9	113,877	16.2
Amortization of other intangible assets	43,669	10.3	41,468	9.0	41,282	5.9
Total operating expenses	225,354	53.3	210,410	45.9	155,159	22.0
Operating income	66,936	15.8	108,222	23.6	364,394	51.7
Interest expense	59,585	14.1	57,954	12.6	43,953	6.2
Interest income	(25,379)	(6.0)	(18,828)	(4.1)	(2,775)	(0.4)
Other expense (income), net
Loss on extinguishment of debt	—	—	—	—	18,803	2.7
Tax receivable agreement liability adjustment	3,915	0.9	(7,404)	(1.6)	(3,084)	(0.4)
Other expense (income), net	1,903	0.5	(220)	—	2,256	0.3
Total other expense (income), net	5,818	1.4	(7,624)	(1.7)	17,975	2.6
Income before provision for income taxes	26,912	6.4	76,720	16.7	305,241	43.3
Income tax provision	7,390	1.7	15,133	3.3	61,169	8.7
Net income	$19,522	4.6%	$61,587	13.4	$244,072	34.7%

Fiscal year 2024 compared to fiscal year 2023:
Net Sales
We distribute products in the U.S. and internationally through professional distributors in salons, directly to retailers for sale in their physical stores and e-commerce sites, and DTC through sales to third party e-commerce customers and through our Olaplex.com websites. As such, net sales by our three sales channels consisting of professional, specialty retail and DTC were as follows:

(in thousands)	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Net sales by Channel:
Professional	$145,327	$180,084	$(34,757)	(19.3)%
Specialty retail	142,307	135,079	7,228	5.4
DTC	135,036	143,137	(8,101)	(5.7)
Total net sales	$422,670	$458,300	$(35,630)	(7.8)%
Total net sales decreased 7.8% for the year ended December 31, 2024 compared to the same period in 2023, primarily attributed to a lower level of demand. This decline was partially offset by sales due to our launches of Browbond® Building Serum, No. 5 Leave-In™ Moisturize & Mend Leave-In Conditioner, No. 10 Bond Shaper™ Curl Defining Gel and Bond Shaper™ Curl Rebuilding Treatment, as well as the impact of new customers within each channel. Net sales declined primarily in certain markets in Western Europe, partially offset by increases in the United States, Canada and Eastern Europe.
Cost of Sales and Gross Profit

(in thousands)	For the Year Ended December 31,		$ Change	% Change
	2024	2023
Cost of sales	$130,380	$139,668	$(9,288)	(6.7)%
Gross profit	$292,290	$318,632	$(26,342)	(8.3)%
Our cost of sales decreased primarily due to a decrease in product sales and a decrease in write-offs for product obsolescence for the year ended December 31, 2024 as compared to the previous year. The Company recorded $7.8 million in inventory write-offs during the year ended December 31, 2024, as compared to $15.2 million during the year ended December 31, 2023.
As a result of the activity described above regarding net sales and cost of sales, as well as due to product mix, our gross profit margin decreased to 69.2% for the year ended December 31, 2024 from 69.5% for the year ended December 31, 2023.
Operating Expenses

(in thousands)	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Selling, general, and administrative expenses	$181,685	$168,942	$12,743	7.5%
Amortization of other intangible assets	43,669	41,468	2,201	5.3
Total operating expenses	$225,354	$210,410	$14,944	7.1%
The increase in selling, general and administrative expenses was primarily due to an increase of $7.2 million in payroll costs driven by merit increases and organizational realignment costs, $3.9 million in non-payroll related advertising and marketing expenses, $3.3 million in distribution and fulfillment costs and $2.1 million in technology investments, partially offset by a decrease of $5.9 million in legal and professional fees during the year ended December 31, 2024.

Interest Expense, Net

(in thousands)	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Interest expense	$59,585	$57,954	$1,631	2.8%
Interest income	(25,379)	(18,828)	(6,551)	34.8
Interest expense, net	$34,206	$39,126	$(4,920)	(12.6)%
Interest expense for the year ended December 31, 2024 increased as compared to the previous year due to fluctuations in interest rates. See “Liquidity and Capital Resources Requirements – 2022 Credit Facility” included in Part II, Item 7 of this Annual Report for additional information on our outstanding debt.
Interest income for the year ended December 31, 2024 increased as compared to the previous year due to additional investments driven by an increase in cash and cash equivalents throughout the year.
Other Expense (Income), Net

(in thousands)	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Tax receivable agreement liability adjustment	$3,915	$(7,404)	$11,319	152.9%
Other expense (income), net	1,903	(220)	2,123	965.0
Total other expense (income), net	$5,818	$(7,624)	$13,442	176.3%
For the year ended December 31, 2024, total other expense (income), net increased $13.4 million compared to the previous year, primarily due to expense of $3.9 million resulting from an increase to the liability in respect of the Tax Receivable Agreement, compared to a benefit of $7.4 million recognized for the year ended December 31, 2023. The increase in liability in respect of the Tax Receivable Agreement resulted primarily from an update to the blended state income tax rate.
Other expense (income), net increased primarily due to foreign currency transaction losses driven by the performance of the U.S. dollar.
Income Tax Provision

(in thousands)	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Income tax provision	$7,390	$15,133	$(7,743)	(51.2)%
The Company’s effective tax rate was 27.5% for the year ended December 31, 2024, as compared to 19.7% for the year ended December 31, 2023. The Company’s effective tax rate for the year ended December 31, 2024 was higher than the statutory tax rate of 21% primarily due to the unfavorable impact of non-deductible share-based compensation, the effect of state income taxes, the non-deductible expense associated with the Tax Receivable Agreement and the effect of those items on the lower book income for the year ended December 31, 2024, partially offset by the increased foreign derived intangible income (“FDII”) deduction. For the year ended December 31, 2023, the effective tax rate was lower than the U.S. federal statutory tax rate primarily due to the FDII deduction and the non-taxable income associated with the Tax Receivable Agreement, partially offset by the effect of state and local income taxes.
Financial Condition, Liquidity and Capital Resources
Overview
Our primary recurring source of cash is the collection of proceeds from the sale of our products to our customers, including cash periodically collected in advance of delivery or performance.

Our primary use of cash is for working capital and payment of our operating costs, which consist primarily of employee-related expenses as well as general operating expenses for marketing, fulfillment costs of customer orders, overhead costs, innovation, capital expenditures and debt servicing. We also utilize cash for strategic investments. Fluctuations in working capital are primarily caused by customer demand for our products, timing of when a retailer rearranges or restocks our products, timing of inventory purchases, and the amount and timing of our payables and expenses, including to implement our business transformation plan. Capital expenditures typically vary and are currently limited, and future capital expenditure requirements depend on strategic initiatives selected for the fiscal year, including investments in infrastructure and expansion of our customer base.
A considerable portion of our operating income is related to sales to customers outside of the U.S.; however, the majority of our bank deposits are held within the U.S.
As of December 31, 2024, we had $586.0 million of cash and cash equivalents. In addition, as of December 31, 2024, we had borrowing capacity of $150.0 million under our 2022 Revolver, providing us with a liquidity position of $736.0 million plus $39.1 million of working capital excluding cash and cash equivalents for a combined $775.1 million total liquidity position.

We continually evaluate our capital structure and may consider opportunities to reduce debt levels in the future to maintain financial flexibility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Year Ended December 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$143,068	$177,532
Investing activities	(4,891)	(3,614)
Financing activities	(18,610)	(30,326)
Net increase in cash	$119,567	$143,592
Operating Activities
Net cash provided by operating activities was $143.1 million for the year ended December 31, 2024, primarily reflecting our net income of $19.5 million, net of non-cash cost items and changes in operating working capital. Non-cash adjustments were primarily driven by amortization of other intangibles of $43.7 million, share-based compensation expense of $11.1 million, amortization of patent formulations of $9.3 million and inventory write-off and disposals of $7.8 million. Changes in operating assets and liabilities increased cash provided by operating activities by $39.0 million.
Net cash provided by operating activities was $177.5 million for the year ended December 31, 2023, primarily reflecting our net income of $61.6 million, net of non-cash cost items and changes in operating working capital. Non-cash adjustments were primarily driven by amortization of other intangibles of $41.5 million, inventory write-off and disposals of $15.2 million, share-based compensation expense of $9.1 million and amortization of patent formulations of $8.3 million. Changes in operating assets and liabilities increased cash provided by operating activities by $44.1 million.
Investing Activities
Net cash used in investing activities was $4.9 million for the year ended December 31, 2024, reflecting investments of $3.8 million related to the purchase and development of software and purchases of property and equipment of $1.1 million.
Net cash used in investing activities was $3.6 million for the year ended December 31, 2023, reflecting investments of $2.7 million primarily related to the purchase and development of software, purchases of intangible assets of $0.5 million and purchases of property and equipment of $0.4 million.
Financing Activities
Net cash used in financing activities was $18.6 million for the year ended December 31, 2024, primarily consisting of $12.8 million of payments pursuant to our Tax Receivable Agreement and $6.8 million of principal payments for the 2022 Term Loan Facility.
Net cash used in financing activities was $30.3 million for the year ended December 31, 2023, primarily consisting of $16.5 million of payments pursuant to our Tax Receivable Agreement, $10.3 million of payments related to shares withheld to cover the tax withholding obligations for options exercised and $8.4 million of principal payments for the 2022 Term Loan Facility, partially offset by proceeds of $5.0 million from stock option exercises.
Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash, cash equivalents and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, and other commitments over both the short term (the next twelve months) and long term.
If necessary, we may borrow funds under our 2022 Revolver to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends, to a significant extent, on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in “Risk Factors” in this Annual Report. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be consumer demand for our products and our ability to continue providing innovative products to our customers and manage production and our supply chain.
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
The interest rate on outstanding amounts under the 2022 Term Loan Facility was 8.0% per annum as of December 31, 2024. We have not drawn on the 2022 Revolver as of December 31, 2024. The 2022 Term Loan Facility is repayable in mandatory quarterly installments equal to $1.7 million, with the balance payable at maturity. The 2022 Term Loan Facility and 2022 Revolver can each be prepaid at any time without any penalty or premium (subject to any applicable breakage costs). The 2022 Term Loan Facility is subject to customary mandatory prepayments with respect to excess cash flow, net proceeds from non-ordinary course asset dispositions and the issuance of additional non-permitted debt or certain refinancing debt, in each case as set forth in the 2022 Credit Agreement.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions) pay dividends and distributions or repurchase its capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The 2022 Credit Agreement also includes reporting, financial and maintenance covenants, including a springing first lien leverage ratio financial covenant. The Company was in compliance with these affirmative and negative covenants on December 31, 2024. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement. The maturity date of the 2022 Term Loan Facility is February 23, 2029. The maturity date of the 2022 Revolver is February 23, 2027.

As of December 31, 2024, the Company had outstanding indebtedness under the 2022 Credit Agreement of $656.4 million, of which $6.8 million was classified as current. As of December 31, 2024, the Company had $150.0 million of available borrowing capacity under the 2022 Revolver.
In order to limit its exposure to potential increases in future interest rates related to the 2022 Term Loan Facility, on August 11, 2022, the Company entered into an interest rate cap transaction in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, which expired on July 31, 2024. In advance of the expiration of this interest rate cap, on May 7, 2024, the Company entered into a second interest rate cap transaction in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, which expires on July 31, 2026 (the “2024 Interest Rate Cap”). The Company has designated the interest rate caps as a cash-flow hedge for accounting purposes. See “Note 6 - Fair Value Measurement” and “Note 9 - Long-Term-Debt – Interest Rate Cap Transactions” to our Consolidated Financial Statements included in Item 8. Financial Statements of this Annual Report for additional information.
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
Although the actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors including the amount, character and timing of our and our subsidiaries’ taxable income in the future and the tax rates then applicable to us and our subsidiaries, we expect the payments that will be required to be made under the Tax Receivable Agreement will be substantial and to be funded out of working capital. See “Note 10 - Income Taxes” to our Consolidated Financial Statements included in Item 8. Financial Statements of this Annual Report for additional information. The tax liability is calculated based on current tax laws and the assumption that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO tax assets could aggregate to $189.3 million, with payments expected to continue through 2041. The Tax Receivable Agreement provides that interest, at a rate equal to LIBOR (or if LIBOR ceases to be published, a replacement rate with similar characteristics) plus 3%, accrues from the due date (without extensions) of the tax return to which the applicable tax benefits relate to the date of payment specified by the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in fiscal year 2022, are not conditioned upon the Pre-IPO Stockholders maintaining a continued ownership of equity in the Company.
In connection with the Reorganization Transactions, on September 30, 2021, we recognized a liability of $232.9 million for the payments to be made under the Tax Receivable Agreement, which is accounted for as a reduction of additional paid-in capital on our Consolidated Balance Sheets. Changes in the utilization of the Pre-IPO Tax Assets will impact the amount of the liability that will be paid pursuant to the Tax Receivable Agreement. Changes in the utilization of these Pre-IPO Tax Assets are recorded in income tax expense (benefit) and any changes in the obligation under the Tax Receivable Agreement is recorded in other (income) expense, net. During the fourth quarters of 2024, 2023 and 2022, the Company recognized other expense of $3.9 million and other income of $7.4 million and $3.1 million, respectively, for a change to the liability for the Tax Receivable Agreement resulting primarily from an update to the blended state income tax rate and a change in the effective federal tax rate used to measure the obligation. The change in the effective federal tax rate was due to a change in the portion of the federal taxable income that is eligible for the FDII deduction. The adjusted liability as of December 31, 2024 was recorded as $189.3 million, of which $177.5 million was recorded in long term liabilities and $11.8 million was recorded in current liabilities.
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
The aggregate amount payable pursuant to the Tax Receivable Agreement is dependent in large part on the reduction in taxes that we would have been required to pay absent the existence of the Pre-IPO Tax Assets. As a result, changes in tax law, and in particular the federal and state tax rates applicable to U.S. corporations, the tax rules on the amortization and depreciation of assets, and our split of U.S. to foreign income may materially impact the timing and amounts of payments by us to the Pre-IPO Stockholders pursuant to the Tax Receivable Agreement. Congress is considering a significant number of changes to U.S. tax laws, which may impact our payment obligations to Pre-IPO Stockholders under the Tax Receivable Agreement.

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

Contractual Obligations and Commitments
The following table summarizes our material cash requirements from known contractual and other obligations as of December 31, 2024 (in thousands):

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
2022 Term Loan Facility debt (1)	$656,438	$6,750	$13,500	$636,188	$—
Interest on 2022 Term Loan Facility debt (2)	216,512	52,753	103,873	59,886	—
Related party payable pursuant to the Tax Receivable Agreement (3)	189,311	11,842	25,159	25,063	127,247
Purchase obligations (4)	45,521	38,909	6,612	—	—
Operating lease liabilities	2,993	716	1,003	917	357
Total contractual obligations (5)	$1,110,775	$110,970	$150,147	$722,054	$127,604
(1)2022 Term Loan Facility debt payments include scheduled principal payments only.
(2)The 2022 Term Loan Facility is subject to variable interest rates. The interest rate on borrowings under the 2022 Term Loan Facility was 8.0% as of December 31, 2024. Assumes annual interest rate of 8.0% on the 2022 Term Loan Facility over the remaining term of the loan.
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
(5)As of December 31, 2024, we had no outstanding borrowings under the 2022 Revolver. The Company is required to pay a commitment fee of 0.25% to 0.50% per annum on unused commitments under the 2022 Revolver based upon our First Lien Leverage Ratio (as defined in the 2022 Credit Agreement).

Critical Accounting Estimates

Our Consolidated Financial Statements included elsewhere in this Annual Report have been prepared in accordance with GAAP. The preparation of financial statements requires us to make estimates and assumptions about future events that affect amounts reported in our Consolidated Financial Statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. We evaluate our accounting policies, estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

We believe that the following items are critical accounting estimates, as they (1) involve a higher degree of judgment or complexity and (2) are most significant to reporting our results of operations and financial position. The following critical accounting estimates reflect the significant estimates and judgments used in the preparation of our Consolidated Financial Statements. With respect to the critical accounting estimates, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. More information on the Company’s significant accounting policies can be found in the footnotes to our audited Consolidated Financial Statements included in “Note 2 - Summary of Significant Accounting Policies” in Item 8 of this Annual Report.

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

Inventory

Excess and obsolete inventory reductions are determined based on assumptions about future demand and sales prices, estimates of the impact of competition, and the age of inventory. Given uncertainty in general economic and business conditions in the U.S. and international markets, public and consumer preferences, changes in buying patterns of both retailers and consumers, competition in the beauty industry, and inventory management of customers, judgment is required to evaluate future demand for our products. If actual conditions are less favorable than those previously estimated by management, additional inventory write-downs could be required. We do not believe a 10% change in the demand assumptions used in calculating our inventory reserves would have a material effect on our net earnings or the reported carrying value of our inventory.
Tax Receivable Agreement
The Tax Receivable Agreement liability is based on current tax laws and the assumption that the Company and its subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $189.3 million, with payments expected to continue through 2041. Payments under the Tax Receivable Agreement, which began in fiscal year 2022, are not conditioned upon the parties’ continued ownership of equity in the Company. See “Note 10 - Income Taxes” to our Consolidated Financial Statements included in Item 8. Financial Statements of this Annual Report for additional information.

Goodwill

Goodwill is evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If this qualitative assessment indicates it is more likely than not that the estimated fair value of the reporting unit exceeds its carrying value, no further analysis is required, and goodwill is not impaired. Our qualitative assessment considers factors including changes in the competitive market, budget-to-actual performance, trends in market capitalization for us and our peers, turnover in key management personnel and overall changes in the macroeconomic environment.

We performed the qualitative assessment as of October 1, 2024 and determined that a quantitative test should be performed for our reporting unit given the performance of the business compared to previous periods and the decrease in our stock price. As a result of the quantitative assessment, it was concluded that the fair value of the reporting unit exceeded its carrying value by approximately 19%. No impairment of goodwill was recorded.

We estimated the fair value of our reporting unit using a combination of an income approach and a market approach, which were both weighted equally. The fair value measurements are based on unobservable inputs, with key assumptions including, but not limited to, our forecasted future operating cash flows, terminal growth rates, market multiples, and discount rates. To determine the fair value of our reporting unit, we have used expected growth rates that are in line with expected market growth rates. The terminal value was calculated assuming a projected growth rate of 3.0%. These rates reflect our estimate of long-term growth into perpetuity and approximate the long-term gross domestic product growth expected on a global basis. The estimated weighted-average cost of capital for the reporting unit was determined to be 11.0%. Certain future events and circumstances, including deterioration of market conditions, decline in our stock price, higher cost of capital, and a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. A downward revision of these assumptions could cause the fair values of our single reporting unit to fall below its respective carrying value and we may be required to record a goodwill impairment charge.

We believe the assumptions used in calculating the estimated fair value of the reporting units are reasonable and attainable. However, we may not achieve such results and may need to recognize impairment of goodwill in the future due to other market conditions or changes in our interest rates. Recognition of impairment of a significant portion of our goodwill would negatively affect our reported results of our operations.

New Accounting Pronouncements
See “Note 2 - Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Item 8. Financial Statements of this Annual Report for information regarding new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of our business. This includes risk associated with interest rates, the 2024 Interest Rate Cap, inflation and foreign exchange.
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. Interest rate changes generally affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2024, we had $656.4 million of outstanding variable rate loans under the 2022 Term Loan Facility. Based on our December 31, 2024 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $6.6 million over the next 12 months.
On May 7, 2024, we entered into the 2024 Interest Rate Cap in connection with the 2022 Term Loan Facility, with a notional amount of $400 million at a strike rate of 5.00%, as more fully described in “Note 6 - Fair Value Measurement” in Item 8. Financial Statements of this Annual Report. We use the 2024 Interest Rate Cap to add stability to interest expense and to manage our exposure to interest rate fluctuations. The fair value of the 2024 Interest Rate Cap recorded in other assets at December 31, 2024 was $0.2 million. A hypothetical 50 basis point increase in interest rates would result in an increase to the fair value of the 2024 Interest Rate Cap of approximately $0.4 million. A hypothetical 50 basis point decrease in interest rates would result in a decrease to the fair value of the 2024 Interest Rate Cap of approximately $0.1 million.
Inflation
Inflationary factors such as increases in the cost of sales for our products and overhead costs may adversely affect our operating results. The impact of inflation on product costs and operating expenses, such as marketing and labor, subsided during 2024 compared to 2023. Increases in warehousing costs, transportation costs, labor costs and raw material costs, or other inflationary pressures, may have an adverse effect on our ability to maintain current levels of gross profit margin if the selling prices of our products do not increase with these increased costs, or if we cannot identify other cost efficiencies.
Foreign Exchange Risk
Our reporting currency, including our U.K. foreign subsidiary, Olaplex UK Limited, is the U.S. dollar. Gains or losses due to transactions in foreign currencies are reflected in the Consolidated Statements of Operations and Comprehensive Income under the line-item Other expense (income), net. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Olaplex Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Olaplex Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Accrual for Customer Incentives and Promotional Allowances – Refer to Note 2 to the financial statements

Critical Audit Matter Description

In the normal course of business, the Company offers various incentives, allowances and agreed-upon deductions, including allowances for advertising, damages, promotions, discounts and returns that give rise to variable consideration. The amount of variable consideration is estimated at the time of sale based on either the expected value method or the most likely amount, depending on the nature of the variability. The Company regularly reviews and revises, when deemed necessary, its estimates of variable consideration based on both customer-specific expectations as well as historical rates of realization. The Company has recorded allowances for reductions to prices for agreed-upon deductions, including allowances for advertising, damages, promotions, discounts and returns. An accrual for allowances is estimated based on agreed-upon terms and the Company’s historical experience and is recorded as a reduction to sales and accounts receivable in the same period the related sales are recorded. As of December 31, 2024, the accrued allowances were $19.6 million.

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

•We evaluated the reasonableness of the Company’s policies for recording the accrual for allowances including whether there were changes in those policies in the current year..

•We evaluated the Company’s historical ability to accurately estimate its accrual for allowances by performing a retrospective analysis on the prior period accrual based on current period deductions.

•We selected customer deductions received subsequent to December 31, 2024 and determined that deductions pertaining to 2024 sales were properly included in the accrual for allowances.

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
New York, New York
March 4, 2025
We have served as the Company's auditor since 2021

OLAPLEX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$585,967	$466,400
Accounts receivable, net of allowances of $15,859 and $21,465	14,934	40,921
Inventory	75,165	95,922
Prepaid expenses and other current assets	13,647	9,953
Total current assets	689,713	613,196
Property and equipment, net	1,442	930
Intangible assets, net	899,549	947,714
Goodwill	168,300	168,300
Other assets	8,719	10,198
Total assets	$1,767,723	$1,740,338

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$10,423	$7,073
Accrued expenses and other current liabilities	35,639	29,643
Current portion of long-term debt	6,750	6,750
Current portion of Related Party payable pursuant to Tax Receivable Agreement	11,842	12,675
Total current liabilities	64,654	56,141
Long-term debt	643,712	649,023
Deferred tax liabilities	5,164	3,016
Related Party payable pursuant to Tax Receivable Agreement	177,469	185,496
Other liabilities	2,322	1,694
Total liabilities	893,321	895,370

Commitments and Contingencies (Note 14)

Stockholders’ equity (Notes 1 and 12):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 664,224,893 and 660,731,935 shares issued and outstanding as of December 31, 2024 and 2023, respectively	664	671
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	328,538	316,489
Accumulated other comprehensive (loss) income	(765)	1,365
Retained earnings	545,965	526,443
Total stockholders’ equity	874,402	844,968
Total liabilities and stockholders’ equity	$1,767,723	$1,740,338

The accompanying notes are an integral part of these Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share amounts)

	For the years ended December 31,
	2024	2023	2022
Net sales	$422,670	$458,300	$704,274
Cost of sales:
Cost of product (excluding amortization)	121,038	131,323	177,221
Amortization of patented formulations	9,342	8,345	7,500
Total cost of sales	130,380	139,668	184,721
Gross profit	292,290	318,632	519,553
Operating expenses:
Selling, general, and administrative	181,685	168,942	113,877
Amortization of other intangible assets	43,669	41,468	41,282
Total operating expenses	225,354	210,410	155,159
Operating income	66,936	108,222	364,394
Interest expense	59,585	57,954	43,953
Interest income	(25,379)	(18,828)	(2,775)
Other expense (income), net:
Loss on extinguishment of debt	—	—	18,803
Tax receivable agreement liability adjustment	3,915	(7,404)	(3,084)
Other expense (income), net	1,903	(220)	2,256
Total other expense (income), net	5,818	(7,624)	17,975
Income before provision for income taxes	26,912	76,720	305,241
Income tax provision	7,390	15,133	61,169
Net income	$19,522	$61,587	$244,072

Net income per share:
Basic	$0.03	$0.09	$0.38
Diluted	$0.03	$0.09	$0.35

Weighted average common shares outstanding:
Basic	661,980,612	654,592,923	649,092,846
Diluted	665,397,655	677,578,245	691,005,846

Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives, net of income tax effect	$(2,130)	$(1,212)	$2,577
Total other comprehensive (loss) income	(2,130)	(1,212)	2,577
Comprehensive income	$17,392	$60,375	$246,649
The accompanying notes are an integral part of these Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except number of shares)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance – December 31, 2021	648,794,041	$648	$302,866	$—	$220,784	$524,298
Net income	—	—	—	—	244,072	244,072
Conversion of cash-settled units to stock-settled appreciation rights	—	—	1,632	—	—	1,632
Issuance of shares upon settlement of stock-settled stock appreciation rights	214,380	—	638	—	—	638
Shares withheld on settlement of stock-settled stock appreciation rights	(106,722)	—	(1,412)	—	—	(1,412)
Share-based compensation expense	—	—	7,275	—	—	7,275
Issuance of shares upon exercise of stock options	1,189,681	1	1,876	—	—	1,877
Unrealized gain on derivatives, net of tax expense of $787	—	—	—	2,577	—	2,577
Balance – December 31, 2022	650,091,380	$649	$312,875	$2,577	$464,856	$780,957
Net income	—	—	—	—	61,587	61,587
Issuance of shares upon settlement of stock-settled stock appreciation rights	109,620	—	326	—	—	326
Shares withheld on settlement of stock-settled stock appreciation rights	(83,501)	—	(390)	—	—	(390)
Share-based compensation expense	—	—	9,072	—	—	9,072
Issuance of shares upon exercise of stock options and vesting of restricted stock units	23,396,654	22	18,701	—	—	18,723
Shares withheld on exercise of stock options	(12,782,218)	—	(24,095)	—	—	(24,095)
Unrealized loss on derivatives, net of tax benefit of $380	—	—	—	(1,212)	—	(1,212)
Balance – December 31, 2023	660,731,935	$671	$316,489	$1,365	$526,443	$844,968
Net income	—	—	—	—	19,522	19,522
Share-based compensation expense	—	—	11,123	—	—	11,123
Issuance of shares upon exercise of stock options and vesting of restricted stock units	3,492,958	(7)	926	—	—	919
Unrealized loss on derivatives, net of tax benefit of $647	—	—	—	(2,130)	—	(2,130)
Balance – December 31, 2024	664,224,893	$664	$328,538	$(765)	$545,965	$874,402
The accompanying notes are an integral part of these Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$19,522	$61,587	$244,072
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patent formulations	9,342	8,345	7,500
Amortization of other intangibles	43,669	41,468	41,282
Inventory write-off and disposal	7,844	15,227	8,180
Depreciation of fixed assets	486	479	363
Amortization of debt issuance costs	1,812	1,812	1,543
Deferred taxes	2,795	1,774	9,179
Tax receivable agreement liability adjustment	3,915	(7,404)	(3,084)
Share-based compensation expense	11,123	9,072	7,275
Loss on extinguishment of debt	—	—	18,803
Other	3,525	1,060	412
Changes in operating assets and liabilities:
Accounts receivable, net	24,145	5,299	(5,441)
Inventory	14,006	34,599	(52,640)
Prepaid expenses and other current assets	1,473	(1,366)	850
Accounts payable	3,145	(2,675)	(9,419)
Accrued expenses and other current liabilities	(1,471)	8,722	(7,322)
Other assets and liabilities	(2,263)	(467)	(6,229)
Net cash provided by operating activities	143,068	177,532	255,324

Cash flows from investing activities:
Purchase of property and equipment	(1,124)	(375)	(650)
Purchase of intangible assets	—	(500)	—
Purchase and development of software	(3,767)	(2,739)	(2,032)
Net cash used in investing activities	(4,891)	(3,614)	(2,682)

Cash flows from financing activities:
Proceeds from exercise of stock options	919	4,974	1,876
Principal payments of 2022 Term Loan Facility	(6,750)	(8,438)	(780,380)
Payment related to shares withheld to cover tax withholding obligations for options	—	(10,346)	—
Payment related to shares withheld to cover tax withholding obligation for SARs	—	(64)	(774)
Payments made pursuant to Tax Receivable Agreement	(12,779)	(16,452)	—
Proceeds from the issuance of 2022 Term Loan Facility	—	—	675,000
Payments of debt issuance costs	—	—	(11,944)
Net cash used in financing activities	(18,610)	(30,326)	(116,222)

Net increase in cash and cash equivalents	119,567	143,592	136,420
Cash and cash equivalents - beginning of year	466,400	322,808	186,388
Cash and cash equivalents - end of year	$585,967	$466,400	$322,808

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,372	$7,738	$59,922
Cash paid during the year for interest	$59,882	$59,595	$41,226
Supplemental disclosure of noncash activities:
Noncash exercise of stock options	$—	$13,749	$—
Cash settled units liability reclassification to additional paid in capital	$—	$—	$1,632
Right-of-use assets obtained in exchange for new operating lease liabilities	$742	$2,128	$—
Purchases of software not yet paid	$751	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Olaplex Holdings, Inc. (“Olaplex Holdings” and, together with its subsidiaries, the “Company”) is a Delaware corporation that was incorporated on June 8, 2021. Olaplex Holdings is organized as a holding company and operates indirectly through Olaplex, Inc., its wholly owned indirect subsidiary, which conducts business under the name “Olaplex”. Olaplex is a foundational health and beauty company powered by breakthrough innovation that starts with and is inspired by the professional hairstylist. Olaplex’s products are designed to enable professional hairstylists and their clients to achieve their best results and to provide consumers with a holistic hair regimen that starts by establishing a foundation for healthy hair.
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
Reorganization Transactions
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Combination
The 2024, 2023 and 2022 Consolidated Financial Statements cover Olaplex, Inc. and its wholly owned subsidiary, Olaplex UK Limited, a private limited company incorporated in England and Wales. The accompanying 2024, 2023 and 2022 Consolidated Financial Statements reflect the financial position, results of operations and comprehensive income, and cash flows of Olaplex Holdings, Inc. and its wholly owned subsidiaries on a consolidated basis. All intercompany account balances and transactions have been eliminated.
Estimates and Assumptions
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns, allowance for promotions, and refunds; loss contingencies; the fair value of share-based options and stock settled stock appreciation rights (“SARs”); the fair value of and/or potential impairment of goodwill and intangible assets for the Company’s reporting unit; the fair value of the Company’s Interest Rate Cap transactions; useful lives of the Company’s tangible and intangible assets; estimated income tax expense and tax payments; future payment obligations under the Tax Receivable Agreement; the net realizable value of, and demand for the Company’s inventory. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash balances at several high credit quality financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”). At times, such cash balances may be in excess of the $250 thousand FDIC insurance limit. As of December 31, 2024 and December 31, 2023, the Company had cash equivalents of $586.0 million and $466.4 million, respectively. The Company has not experienced any losses in such accounts.

Accounts Receivable – net
Accounts receivable are recorded at net realizable value. The Company has recorded reserves for reductions to prices for agreed-upon deductions, including allowances for advertising, damages, promotions, and returns, as well as an allowance for credit losses. As of December 31, 2024, these reserves were $21.2 million in the aggregate, of which $15.9 million was recorded as a reduction to accounts receivable and $5.3 million was recorded as an accrued liability. As of December 31, 2023, the reserves were $21.5 million in the aggregate, which was recorded as a reduction to accounts receivable.
The following table summarizes the accounts receivable reserves activity for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Balance at beginning of year	$21,465	$19,198
Provision (adjustment) to increase reserves	62,635	61,975
Deductions, write-offs, net and other	(62,860)	(59,708)
Balance at end of year	$21,240	$21,465
As of December 31, 2024 and December 31, 2023, our reserve for reductions to prices for agreed-upon deductions, excluding the allowance for credit losses was $19.6 million and $21.5 million, respectively.
Inventory
Inventory includes product that is salable or usable in future periods and is stated at the lower of cost or net realizable value using the average cost method. Cost components include raw materials and finished goods. The finished goods are produced at third-party contract manufacturers. The Company allocates the amortized cost of its patented formulation to finished goods inventory. Management estimates an allowance for excess and obsolete inventory based on a calculation of excess on hand quantities of slow-moving inventory. As of December 31, 2024 and December 31, 2023, the Company’s allowance for excess and obsolete inventory was $15.7 million and $16.1 million, respectively.
Goodwill
Goodwill is calculated as the excess of the purchase consideration paid in the acquisition of a business over the fair value of the identifiable assets acquired and liabilities assumed.
Goodwill is reviewed annually at the beginning of the fourth quarter for impairment, at the reporting unit level, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. A reporting unit is an operating segment or a component of an operating segment. When testing goodwill for impairment, the Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If factors indicate that the fair value of the asset is less than its carrying amount, the Company will perform a quantitative test by determining the fair value of the reporting unit. The estimated fair value of the reporting unit is determined using a weighted average of fair value derived from both an income approach and a market approach. The fair value measurements are based on significant inputs that are unobservable in the market, with key assumptions including, but not limited to, forecasted future net sales and expenses, terminal growth rates, and a discount rate. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference. The Company manages its business on the basis of three sales channels that are part of a single operating segment and, therefore, a single reportable segment. The reportable segment is used for the purposes of impairment testing.
Intangible Assets
Definite-lived intangible assets are amortized over their estimated useful lives, which represent the period over which the Company expects to realize economic value from the acquired assets, using the economic consumption method if anticipated future net sales can be reasonably estimated. The straight-line method is used when future net sales cannot be reasonably estimated. The following provides a summary of the estimated useful lives by category of asset.

Brand name	25 years
Customer relationships	20 years
Patented formulations	15 years
Software	3-15 years

Impairment of Long-Lived Assets
The Company reviews long-lived tangible and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate it utilizes to evaluate potential investments. No long-lived asset impairment was recorded for the fiscal years ended December 31, 2024 and December 31, 2023.
Fair value measurements are based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement. Significant changes in the underlying assumptions used to value long-lived assets could significantly increase or decrease the fair value estimates used for impairment assessments.
Debt Issuance Costs
Original issue discount costs and third-party issue costs incurred in connection with the issuance of long-term debt are deferred and amortized over the life of the associated debt instrument on a straight-line basis, in a manner that approximates the effective interest method. To the extent that the debt is outstanding, these amounts are reflected in the Consolidated Balance Sheets as direct deductions from the long-term debt or, alternatively, to the extent these fees were allocated to the 2022 Revolver, are included within other assets if the Company has no borrowings drawn on the 2022 Revolver at the applicable balance sheet date. As of December 31, 2024 and December 31, 2023, the Company had $6.8 million and $8.6 million, respectively, of unamortized debt issuance costs in connection with its borrowings.
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
Deferred Revenue
Amounts received from customers in the form of cash pre-payments to purchase goods are recorded as deferred revenue for contract liabilities until the goods are shipped. The Company’s deferred revenue balance was $0.9 million and $1.1 million as of December 31, 2024 and December 31, 2023, respectively. See “Note 8 - Accrued Expenses and Other Current Liabilities” to the Company’s Consolidated Financial Statements of this Annual Report. Deferred revenue is included as accrued expenses and other current liabilities on the accompanying Consolidated Balance Sheets.
Foreign Currency Transactions
Assets and liabilities denominated in foreign currencies are converted to the functional currency at the applicable current rates, including assets and liabilities of the Company’s subsidiary, Olaplex UK Limited, whose functional currency is in US dollars. All revenues and expenses associated with foreign currencies are converted at the rates of exchange prevailing when such transactions occur. The resulting exchange loss or gain is reflected in foreign currency exchange loss or gain recorded in other expense (income), net in the accompanying Statements of Operations and Comprehensive Income. Foreign exchange losses were $1.8 million, $0.1 million and $2.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Activity for comprehensive income related to foreign currency activity is not applicable for periods presented.

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
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value, which approximates fair value due to the short-term maturity. The Company’s long-term debt is recorded at its carrying value in the Consolidated Balance Sheets, which may differ from fair value. The Company’s Interest Rate Caps (as defined in “Note 6 - Fair Value Measurement” to the Company’s Consolidated Financial Statements of this Annual Report) are recorded at their Level 2 fair value in the Consolidated Balance Sheets.
Segment Reporting
Operating segments are components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Utilizing this criteria, the Company manages its business on the basis of three sales channels that are part of a single operating segment and, therefore, a single reportable segment. The Company’s CODM is its Chief Executive Officer.
Revenue Recognition
The Company derives its revenue through the sale of its prestige haircare products. The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which provides a five-step model for recognizing revenue from contracts with customers as follows:
•Identify the contract with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when or as performance obligations are satisfied
The Company recognizes revenue in the amount that reflects the consideration that the Company expects that it will be entitled to in exchange for transferring goods to its customers. Net sales are comprised of the transaction price from sales of products less expected allowances, including allowances for advertising, damages, promotions, discounts, and return rights. These allowances are estimated based on agreed-upon terms and the Company’s historical experience and are recorded as a reduction to sales and accounts receivable in the same period the related sales are recorded. Net sales were reduced for estimated and actual returns by $6.7 million, $9.2 million and $10.0 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the customers based on the terms of sale. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and the risks and rewards of ownership of the goods has been transferred to the customer. Generally, revenue from sales of merchandise to customers is recognized at a point in time, based on customer agreements, and is recorded in the period the product is shipped or delivered in accordance with the shipping terms. For the Company’s Olaplex.com website transactions, revenue is recognized upon delivery to customers. The Company’s professional and retail distributors consist of local and international customers. Payments from certain international customers are due in advance. The Company records deferred revenue for contract liabilities from contracts with customers in which the customer prepays for the order. Other international and U.S.-based customer billings are invoiced and typically due within a contractually specified term. During 2024, 2023 and 2022, the Company did not have significant financing terms with its customers.

The Company has elected to account for shipping and handling as fulfillment activities and not as a separate performance obligation. Shipping and fulfillment costs charged to customers are included as revenue in total net sales. Shipping costs incurred by the Company to ship between third-party manufacturers and warehouses are capitalized to inventory and included in cost of sales when shipped to the end customer. Shipping and fulfillment costs incurred by the Company to ship to customers are included in selling, general, and administrative expenses.
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
As of December 31, 2024 and December 31, 2023, other than accounts receivable, the Company had no material contract assets.
The Company had contract liabilities of $0.9 million and $1.1 million as of December 31, 2024 and 2023, respectively. Opening contract liability balances of $1.1 million, as of January 1, 2024, and $2.0 million, as of January 1, 2023, were recognized as net sales during the years ended December 31, 2024 and 2023, respectively.
Cost of Sales
Cost of sales includes the aggregate costs to procure the Company’s products, including the amounts invoiced by third-party contract manufacturers and suppliers for finished goods, as well as costs related to transportation to distribution centers, and amortization of the patented formulations.
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
Income Taxes
The Company uses the asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes includes federal, state and foreign income taxes currently payable or receivable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.
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
The Company recognizes interest and penalties, if any, associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the Company’s Consolidated Balance Sheets.
Concentrations of Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. Although the Company deposits its cash with creditworthy financial institutions, its deposits, at times, may exceed federally insured limits. To date, the Company has not experienced any losses on it cash deposits.
The Company extends credit to customers in certain industries which may be affected by changes in economic or other external conditions. Certain of our customers accounted for more than 10% of our net sales. During the year ended December 31, 2024, three customers represented 39% of the Company’s total net sales, in aggregate. During the year ended December 31, 2023, two customers represented 21% of the Company’s total net sales, in aggregate. During the year ended December 31, 2022, one customer represented 16% of the Company’s total net sales.

Certain of our customers have balances due in excess of 10% of the Company’s total accounts receivable. As of December 31, 2024, three customers represented 53% of total accounts receivable, in aggregate. As of December 31, 2023, three customers represented 45% of total accounts receivable, in aggregate. The Company has not experienced material bad debt losses due to this concentration.
The Company purchases its inventories for certain product categories from a small number of vendors. The Company’s largest vendor represented 48%, 32% and 49% of the Company’s inventory product purchases for the years ended December 31, 2024, 2023 and 2022, respectively.
One vendor manufactured products that accounted for 61% of the Company’s net sales for the years ended December 31, 2024 and 2023, respectively, and 77% of the Company’s net sales for the year ended December 31, 2022. The Company’s products are also primarily manufactured and fulfilled by companies located in Southern California.
Marketing and Advertising
The Company expenses marketing and advertising costs in the period the related promotional event occurs. Selling, general, and administrative expenses include non-employee marketing and advertising expenses of $70.3 million, $60.5 million, and $24.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Shipping and Fulfillment
Shipping and fulfillment costs incurred by the Company to ship to customers are expensed as incurred and are included in selling, general, and administrative expenses. Shipping and fulfillment costs were $14.2 million, $10.7 million, and $13.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, in the accompanying Consolidated Statements of Operations and Comprehensive income.
Share-Based Compensation
Share-based compensation options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) granted to employees, non-employees and directors are measured at fair value at the respective grant dates and recognized as share-based compensation expense. Share-based compensation expense equal to the fair value of time-based service options that are expected to vest is estimated using the Black-Scholes model and recorded over the period the grants are earned, which is the requisite service period. The fair value of RSUs is based on the market price per share of the Company’s stock on the grant date, and expense is recognized straight line over the vesting period. The fair value of SARs is estimated using the Black-Scholes model, and expense is recognized straight line over the requisite service period. Shares issued for option exercises and RSU and SARs vesting are newly issued shares. The Company recognizes forfeitures as they occur.
Investment in Nonconsolidated Entity
The Company has elected to use the measurement alternative to account for its equity investment for which the Company does not have the ability to exercise significant influence and the fair value is not readily determinable. Under this alternative, the investment is measured at cost, less any impairment, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same entity. There have been no observable price changes or impairments recorded to date.
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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the Company’s blended state tax rate allocation of U.S. versus foreign sourced income may impact the established liability and changes to that established liability would be recorded to other expense (income) in the period the Company made the determination regarding the applicable change. The Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $189.3 million, with payments expected to continue through 2041. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.

Reclassifications
Certain amounts presented have been reclassified within the Consolidated Balance Sheets as of December 31, 2024 to conform with the current period presentation, including a prior year reclassification from Sales and income taxes payable to Accrued expenses and other current liabilities. There was no change to the Statements of Operations and Comprehensive Income and Statement of Cash Flows from the reclassification.
Certain amounts presented have been reclassified within “Note 8 - Accrued Expenses and Other Current Liabilities” as of December 31, 2024 to conform with the current period presentation, including a prior year reclassification from Accrued interest to Other accrued expenses and current liabilities. There was no change to the Consolidated Balance Sheets, Statements of Operations and Comprehensive Income, and Statement of Cash Flows from the reclassification.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment's profit or loss. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See “Note 16 - Segment Reporting” to the Company’s Consolidated Financial Statements of this Annual Report for further detail.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The new guidance is effective for annual periods beginning after December 15, 2024. The Company expects this update to impact its disclosures in the notes to its financial statements but does not anticipate any effect on its Consolidated Results of Operations, Cash Flows or financial condition.
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which is intended to improve the disclosures about a public business entity’s expenses by requiring disaggregated disclosure of certain income statement expense captions into specified categories in the notes to the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the potential impact of adopting this new guidance on its Consolidated Financial Statements and related disclosures.
NOTE 3 – NET SALES
The Company distributes products in the U.S. and internationally through professional distributors in salons (“professional”), directly to retailers for sale in their physical stores and e-commerce sites (“specialty retail”), and direct-to-consumer (“DTC”) through sales to third party e-commerce customers and through its own Olaplex.com website. During the years ended December 31, 2024, 2023 and 2022, the Company’s net sales by its three sales channels, professional, specialty retail and DTC, were as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net sales by Channel:
Professional	$145,327	$180,084	$300,472
Specialty retail	142,307	135,079	235,310
DTC	135,036	143,137	168,492
Total net sales	$422,670	$458,300	$704,274

Net sales by major geographic region are based on the shipping address on record for the customer purchasing the Company’s products. During the years ended December 31, 2024, 2023 and 2022, the Company’s net sales to consumers in the United States and International regions were as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net sales by Geography:
United States	$210,605	$207,677	$397,564
International	212,065	250,623	306,710
Total net sales	$422,670	$458,300	$704,274
The United Kingdom (“U.K”) net sales for the years ended December 31, 2024, 2023 and 2022 were 7%, 8% and 10% of total net sales, respectively. No other international country exceeded 10% of total net sales for the years ended December 31, 2024, 2023 and 2022. Despite our customers’ geographic location, the majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency.
NOTE 4 – INVENTORY
Inventory as of December 31, 2024 and December 31, 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Raw materials	$20,440	$30,306
Finished goods	54,725	65,616
Inventory	$75,165	$95,922
During the years ended December 31, 2024, 2023 and 2022, the Company recorded inventory write-offs of $7.8 million, $15.2 million and $8.2 million, respectively, due to reserves for product obsolescence. As of December 31, 2024 and December 31, 2023, the Company’s allowance for excess and obsolete inventory was $15.7 million and $16.1 million, respectively.
NOTE 5 – INVESTMENT IN NONCONSOLIDATED ENTITY
The Company’s investment in and advances to its nonconsolidated entity as of December 31, 2024 and December 31, 2023 represents its investment in a limited liability company. The Company does not control or have significant influence over the operating and financial policies of this entity.
The Company accounts for this investment using the measurement alternative. Under this alternative, the investment is measured at cost, less any impairment, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same entity. The Company’s investment is classified as Other assets in its Consolidated Balance Sheets, and consisted of the following:

	December 31, 2024	December 31, 2023
Capital contributions, net of distributions and impairments	$4,500	$4,500
Total investments in and advances to nonconsolidated affiliate	$4,500	$4,500
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
On August 11, 2022, the Company entered into an interest rate cap transaction (the “2022 Interest Rate Cap”) in connection with the 2022 Term Loan Facility, with a notional amount of $400 million at a strike rate of 4.00%. The 2022 Interest Rate Cap expired on July 31, 2024.

In advance of the expiration of the 2022 Interest Rate Cap, on May 7, 2024, the Company entered into a second interest rate cap transaction (the “2024 Interest Rate Cap” and, together with the 2022 Interest Rate Cap, the “Interest Rate Caps”) in connection with the 2022 Term Loan Facility, with a notional amount of $400 million at a strike rate of 5.00%. The 2024 Interest Rate Cap expires on July 31, 2026.

The Interest Rate Caps were designated as a cash flow hedge. For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into Interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. The 2024 Interest Rate Cap is, and the 2022 Interest Rate Cap was, measured at fair value on a recurring basis. The Company's Interest Rate Caps are valued by a third-party specialist using widely accepted valuation techniques. The fair values of the Interest Rate Caps are determined using a modification of the Black’s model, known as the shifted lognormal model. The variable interest rates used in the calculation are based on future interest rates derived from observable market interest rate curves and volatilities. The specialist incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value the Interest Rate Caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Interest Rate Caps utilize Level 3 inputs. The Company has determined that the impact of the credit valuation adjustments made to the Interest Rate Caps were not significant to the overall valuation. As a result, the 2024 Interest Rate Cap as of December 31, 2024 and the 2022 Interest Rate Cap as of December 31, 2023 were classified as Level 2 of the fair value hierarchy.
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2024 were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
U.S. Treasury	$64,742	$64,742	$—	$—
Money market funds	$277,901	$277,901	$—	$—
Other assets:
2024 Interest Rate Cap	$217	$—	$217	$—
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2023 were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
U.S. Treasury	$39,737	$39,737	$—	$—
Money market funds	$272,226	$272,226	$—	$—
Commercial paper	$14,919	$—	$14,919	$—
Other assets:
2022 Interest Rate Cap	$2,391	$—	$2,391	$—

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets were comprised of the following:

	December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(189,556)	$762,444
Product formulations	15 years	136,500	(45,182)	91,318
Customer relationships	20 years	53,000	(13,191)	39,809
Software	3-15 years	10,264	(4,286)	5,978
Total finite-lived intangibles		1,151,764	(252,215)	899,549
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,320,064	$(252,215)	$1,067,849

	December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(151,475)	$800,525
Product formulations	15 years	136,500	(36,082)	100,418
Customer relationships	20 years	53,000	(10,541)	42,459
Software	3 years	5,660	(1,348)	4,312
Total finite-lived intangibles		1,147,160	(199,446)	947,714
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,315,460	$(199,446)	$1,116,014
The amortization of the Company’s brand name, customer relationships and software is recorded to Amortization of other intangible assets in the Consolidated Statements of Operations and Comprehensive Income. A portion of Amortization of patented formulations is capitalized to Inventory in the Consolidated Balance Sheets, and the remainder is recorded to Amortization of patented formulations in the Consolidated Statements of Operations and Comprehensive Income. Amortization of the Company’s definite-lived intangible assets for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Amortization of patented formulations	$9,342	$8,345	$7,500

Amortization expense, brand name and customer relationships	$40,731	$40,730	$40,730
Amortization expense, software	2,938	738	552
Amortization of other intangible assets	$43,669	$41,468	$41,282

Amortization of patented formulations capitalized to inventory	$(242)	$739	$1,566

The estimated future amortization expense related to the finite-lived intangible assets as of December 31, 2024 was as follows:

Year ending December 31,
2025	$52,700
2026	51,535
2027	50,564
2028	49,890
2029	49,890
Thereafter	644,970
Total	$899,549
NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of December 31, 2024 and December 31, 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Sales tax payable	$6,273	$6,562
Accrued professional fees	3,649	4,133
Payroll liabilities	6,405	4,639
Accrued freight	2,541	1,229
Accrued advertising	5,267	6,348
Deferred revenue	877	1,051
Income tax payable	1,447	2,505
Accrued promotional allowance	5,381	—
Other accrued expenses and current liabilities	3,799	3,176
Accrued expenses and other current liabilities	$35,639	$29,643
NOTE 9 – LONG-TERM DEBT
The Company’s Long-Term Debt as of December 31, 2024 and December 31, 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$656,438	$663,188
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(1)	—	—
Debt issuance costs	(5,976)	(7,415)
Total term loan debt	650,462	655,773
Less: Current portion	(6,750)	(6,750)
Long-term debt, net of debt issuance costs and current portion	$643,712	$649,023
(1) As of December 31, 2024 and December 31, 2023, the Company did not have any outstanding amounts drawn on the 2022 Revolver, including letters of credit and swingline loan sub-facilities. As of December 31, 2024, the Company had $150 million of available borrowing capacity under the 2022 Revolver.

2020 Credit Agreement
On January 8, 2020, Olaplex, Inc., together with Penelope Intermediate Corp. acting as the parent guarantor, entered into a secured credit agreement (the “Original Credit Agreement”), consisting of a $450.0 million term loan facility (the “2020 Term Loan Facility”) and a $50.0 million revolving facility (the “2020 Revolver”), which included a $10.0 million letter of credit sub-facility and a $5.0 million swingline loan sub-facility. In addition, on December 18, 2020, Olaplex, Inc. entered into a First Incremental Amendment to the Original Credit Agreement (the “Amendment,” and together with the Original Credit Agreement, the “2020 Credit Agreement”) to increase the 2020 Term Loan Facility by $350.0 million and increase the 2020 Revolver capacity by $1.0 million to a revised $800.0 million 2020 Term Loan Facility and $51.0 million 2020 Revolver. The 2020 Credit Agreement was fully repaid and refinanced by the 2022 Credit Agreement on February 23, 2022. The unused balance of the 2020 Revolver as of December 31, 2021 was $51.0 million.

Under the Original Credit Agreement, Olaplex, Inc. incurred original issue discount (“OID”) costs of $10.0 million, and $0.5 million of third-party issuance costs. In connection with the incremental borrowing pursuant to the Amendment, Olaplex, Inc. incurred OID costs of $3.5 million and third-party issue costs of $1.6 million.

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
The refinancing of the 2020 Credit Agreement resulted in recognition of loss on extinguishment of debt of $18.8 million which is comprised of $11.0 million in deferred financing fee write off, and $7.8 million of prepayment fees for the 2020 Credit Agreement. The Company incurred costs directly related to the 2022 Credit Agreement of $11.9 million, consisting primarily of lender fees of $1.7 million and third-party fees of $10.2 million during the year ended December 31, 2022. These fees were allocated between the 2022 Revolver and the 2022 Term Loan Facility. 2022 Term Loan Facility fees are capitalized and recorded as a reduction of the carrying amount of non-current debt, and 2022 Revolver fees are capitalized and recorded as Other Assets on the balance sheet.
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
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict Olaplex, Inc.’s ability to (subject to certain exceptions) (i) pay dividends and distributions or repurchase its capital stock, (ii) prepay, redeem, or repurchase certain indebtedness, (iii) incur additional indebtedness and guarantee indebtedness, (iv) create or incur liens, (v) engage in mergers, consolidations, liquidations or dissolutions, (vi) sell, transfer or otherwise dispose of assets, (vii) make investments, acquisitions, loans or advances and (viii) enter into certain transactions with affiliates. The 2022 Credit Agreement also includes, among other things, customary affirmative covenants (including reporting covenants) and events of default (including a change of control) for facilities of this type, subject to certain exceptions and thresholds set forth in the 2022 Credit Agreement. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. The Company was in compliance with these affirmative and negative covenants on December 31, 2024. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.

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
At December 31, 2024, the future repayments of principal amounts of the Company’s 2022 Term Loan Facility, excluding the effects of debt issuance costs, for the next five years were as follows:

Year Ending December 31,	Amount
2025	$6,750
2026	6,750
2027	6,750
2028	6,750
2029	629,438
Total	$656,438
The interest rate on outstanding debt under the 2022 Term Loan Facility was 8.0% per annum as of December 31, 2024. The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) adjusted term secured overnight financing rate (“SOFR”) (subject to a 0.50% floor with respect to the 2022 Term Loan Facility, and a 0% floor with respect to the 2022 Revolver) plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate (subject to a 0% floor) plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) (subject to a 1.50% floor with respect to the 2022 Term Loan Facility, and a 1.00% floor with respect to the 2022 Revolver) plus an additional interest rate spread.
Interest expense, inclusive of debt amortization, for the years ended December 31, 2024, 2023 and 2022 was $59.6 million, $58.0 million and $44.0 million, respectively.

The fair value of the Company’s long-term debt is based on the market value of its long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of December 31, 2024, the carrying amount, excluding debt issuance costs, and estimated fair value of the Company’s long-term debt was $656.4 million and $620.3 million, respectively. As of December 31, 2023, the carrying amount, excluding debt issuance costs, and estimated fair value of the Company’s long-term debt was $663.2 million and $615.1 million, respectively.

Olaplex Holdings, Inc. and each of its wholly owned subsidiaries that are direct or indirect parent companies of Olaplex, Inc. are holding companies with no other meaningful operations, cash flows, assets or liabilities other than (i) the equity interests in Olaplex, Inc. and (ii) with respect to Olaplex Holdings, Inc., liabilities associated with the Company's Tax Receivable Agreement. See “Note 2 - Summary of significant accounting policies” to the Company’s Consolidated Financial Statements of this Annual Report.
Interest Rate Cap Transactions
The Company’s results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement, including the 2022 Term Loan Facility. The Company may, from time to time, utilize interest rate derivatives in an effort to add stability to interest expense and to manage its exposure to interest rate fluctuations. See further discussion in “Note 6 - Fair Value Measurement” to the Company’s Consolidated Financial Statements of this Annual Report.
During the year ended December 31, 2024, the Company’s Interest Rate Caps generated an unrecognized pre-tax loss of $2.8 million, recorded in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets. During the same period, the Company also recognized a $3.4 million reduction in interest expense related to the Company’s receipt of funds as a result of the interest rate cap settlements with the Company’s counterparty, partially offset by $1.1 million of interest expense related to amortization of the interest rate cap premiums paid by the Company in connection with the Interest Rate Caps.

During the year ended December 31, 2023, the Company’s 2022 Interest Rate Cap generated an unrecognized pre-tax loss of $1.8 million, recorded in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets. During the same period, the Company also recognized a $4.2 million reduction in interest expense related to the Company’s receipt of funds as a result of the interest rate cap settlements with the Company’s counterparty, partially offset by $1.1 million of interest expense related to amortization of the interest rate cap premium paid by the Company in connection with the 2022 Interest Rate Cap.

The Company performed an initial effectiveness assessment on the Interest Rate Caps and determined them each to be an effective hedge of the cash flows related to the interest rate payments on the 2022 Term Loan Facility. The hedge is evaluated qualitatively on a quarterly basis for effectiveness. For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into Interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Payments of the up-front premium of the Interest Rate Caps are included within prepaid expenses and other current assets and other assets and liabilities within the cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows.
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
NOTE 10 – INCOME TAXES
The Company’s breakdown of its income before provision for income taxes for the years ended December 31, 2024, 2023 and 2022 was as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
U.S.	$26,719	$76,580	$305,192
Foreign	193	140	49
Total income before taxes	$26,912	$76,720	$305,241
The components of the provision for income taxes were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Current provision:
Federal	$3,895	$10,701	$44,063
State & Local	623	2,618	7,918
Foreign	77	40	9
Total current provision	4,595	13,359	51,990
Deferred provision:
Federal	2,091	1,395	8,172
State & Local	738	379	1,007
Foreign	(34)	—	—
Total deferred provision	2,795	1,774	9,179
Total provision for income taxes	$7,390	$15,133	$61,169

Significant components of the Company’s deferred tax assets and liabilities were as follows:

Deferred tax assets:	December 31, 2024	December 31, 2023
Inventory adjustments	$4,057	$4,248
Capitalized transaction costs	2,006	2,301
Deferred revenue	94	150
Accrued expenses and other current liabilities	5,470	4,264
Capitalized research & development expense	3,518	2,249
Interest expense limitation	8,837	3,297
Lease liability	557	473
Share-based compensation	2,100	2,307
Other	624	176
Total deferred tax assets	$27,263	$19,465

Deferred tax liabilities:
Intangible assets	$17,780	$10,128
Goodwill	11,563	9,128
Prepaid expenses and other current assets	1,005	1,175
Fixed assets	1,535	1,169
Right-of-use asset	544	473
Unrealized gain on derivatives	—	408
Total deferred tax liabilities	32,427	22,481
Net deferred tax liabilities	$(5,164)	$(3,016)

The following table provides a reconciliation between the U.S. federal statutory rate and the Company’s effective tax rates for the years ended December 31, 2024, 2023 and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign derived intangible income deduction	(4.3)%	(3.9)%	(2.9)%
Changes in prior year estimates	(4.4)%	(0.4)%	(0.2)%
State and local income taxes, net of federal benefit	4.9%	4.0%	2.3%
Share-based compensation	6.6%	(0.1)%	(0.4)%
Tax Receivable Agreement	3.1%	(2.0)%	(0.2)%
Other	0.6%	1.1%	0.4%
Effective Tax Rate	27.5%	19.7%	20.0%
The Company assesses positive and negative evidence for each jurisdiction to determine whether it is more likely than not that existing deferred tax assets will be realized. As of December 31, 2024 and 2023, no valuation allowance was recorded as the Company has concluded that its deferred tax assets are more likely than not to be realized.
As of December 31, 2024, the Company had state net operating loss carryforwards of $0.3 million, which are available to offset future taxable income through tax year 2044. The Company is expected to utilize the losses before they expire. Additionally, as of December 31, 2024 and 2023, the Company had a tax-effected interest expense limitation carryforward of $8.8 million and $3.3 million, respectively.
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority based on the technical merits. The Company had no uncertain tax positions as of December 31, 2024 and 2023, and does not expect any significant change in its unrecognized tax benefits within the next 12 months.
In the normal course of business, the Company and its subsidiaries may be examined by various taxing authorities, including the U.S. Internal Revenue Service. As of December 31, 2024, the Company remained subject to examination in the U.S. and the U.K. for the 2020 through 2024 tax years.

Tax Receivable Agreement
During the years ended December 31, 2024 and 2023, the Company had a net payment to the Pre-IPO Stockholders of $12.8 million and $16.6 million, respectively, as required pursuant to the terms of the Tax Receivable Agreement. The tax liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the Company’s blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other expense (income) in the period the Company made the determination. The Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $189.3 million, with payments expected to continue through 2041. Payments under the Tax Receivable Agreement, which began in fiscal year 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
During the years ended 2024, 2023 and 2022, the Company recognized other expense of $3.9 million and other income of $7.4 million and $3.1 million, respectively, for changes to the liability for the Tax Receivable Agreement resulting primarily from an update to the blended state income tax rate and a change in the effective federal tax rate used to measure the obligation. The change in the effective federal tax rate was due to a change in the portion of federal taxable income that is eligible for the FDII deduction. The Tax Receivable Agreement liability as of December 31, 2024 was $189.3 million, of which $177.5 million was recorded in long term liabilities and $11.8 million was recorded in current liabilities. The Tax Receivable Agreement liability as of December 31, 2023 was $198.2 million, of which $185.5 million was recorded in long term liabilities and $12.7 million was recorded in current liabilities.
NOTE 11 – SHARE-BASED COMPENSATION

2021 Equity Incentive Plan

On September 17, 2021, the Company adopted the Olaplex Holdings 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, unrestricted stock, stock units, including RSUs, performance awards, and other stock-based awards to employees, directors and consultants of the Company and its subsidiaries. The number of shares of common stock originally authorized under the 2021 Plan (subject to adjustment as described in the next paragraph below) was 92,292,025 shares of common stock, plus the number of shares of common stock underlying awards granted under the Penelope Holdings Corp. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) that on or after September 17, 2021 expire or become unexercisable, are forfeited to, or repurchased for cash by, the Company, are settled in cash, or otherwise become available again for grant. As of December 31, 2024, a total of 131,616,724 shares have been authorized for issuance under the 2020 Plan and 2021 Plan, with 90,293,640 shares available for issuance under the 2021 Plan and no shares available for issuance under the 2020 Plan.

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

Converted Cash-Settled Units

On February 23, 2022 (the “modification date”), the Company modified the settlement terms of its outstanding unvested time- and performance-based cash-settled units from net cash settlement to net stock-settled SARs. In addition, the vesting condition that the weighted average closing price per share over the thirty (30) consecutive trading days ending on the day immediately prior to the applicable vesting date equals or exceeds the IPO price of $21 on each applicable vesting date was removed for such SARs. Under the amended award agreements, the Company will settle all vested SARs with shares of Company common stock measured as the difference between the stock price on the date of settlement and the base price per share of $2.97. All performance conditions were removed concurrently with the modification of the settlement terms. Other terms of the SAR grants remain unchanged. The modification resulted in a change of the awards’ classification from liability to equity.

The modified awards were accounted for as equity awards going forward from the modification date with a fair value measured on the modification date and recognized on a straight-line basis over the remaining requisite service period. The Company compared the fair value of the awards granted immediately before the modification date to the fair value of the modified awards and determined there was no change in the fair value at the modification date. Performance awards prior to the modification date were not expensed, given they were contingent upon achieving a market condition, until such market condition was achieved. Therefore, on the modification date, the Company reclassified the amounts previously recorded as a share-based compensation liability to a component of equity in the form of a credit to additional paid-in capital (“APIC”). As of the modification date, the Company converted 585,900 time-based and 301,050 market and performance-based cash-settled units into solely time-based stock-settled SARs. For the period through the modification date, the Company had recognized $1.6 million as compensation expense in selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income with a corresponding recording to liability which was reclassified to APIC on the modification date.

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

These modified SARs are included in the weighted average diluted shares outstanding calculation set forth below in “Note 15 - Net Income Per Share”. Through the modification date, the Company recognized a recovery of cash-settled expense of $1.0 million as a result of decline in the fair value of the awards since December 31, 2021.

Outstanding Option Grants and SARs

The following table summarizes the stock options and stock-settled SARs activity for the year ended December 31, 2024:

	Time-based options and stock-settled SARs				Performance-based options
	Number of options and stock-settled SARs	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of options	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	15,026,406	$2.35			760,095	$2.03
Granted	—	—			—	—
Cancelled/Forfeited	(2,583,647)	5.30			(240,054)	3.34
Options Exercised and Issued for Shares	(1,199,319)	0.76			—	—
Outstanding at December 31, 2024	11,243,440	$2.51	6.3	$2,547	520,041	$1.51	3.7	$269
Vested and Exercisable	5,674,547	$2.61	5.8	$1,304	520,041	$1.51	3.7	$269

The following table summarizes additional information with respect to stock options and SARs:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Weighted average grant date fair value per share of options granted	$—	$2.58	$8.83
Intrinsic value of options and stock-settled SARs exercised	$1,421	$39,098	$9,797
The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option.
The fair value of time-based options granted was calculated using the following assumptions during the years ended December 31, 2024, 2023 and 2022:

Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Expected term (years)	—	6.25	6.25
Expected volatility (%)	—	38 - 40%	37 - 42%
Risk-free interest rate (%)	—	4.22 - 4.26%	1.58 - 2.82%
Expected dividend yield (%)	—	—	—
Expected term

The expected term of the options represents the period of time that the options are expected to be outstanding. Options granted have a maximum contractual life of 10 years. The Company estimates the expected term based upon the simplified method described in Staff Accounting Bulletin No. 107, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.

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

RSUs

During the year ended December 31, 2024, the Company issued time-based RSUs to its non-employee directors pursuant to the 2021 Plan. The RSUs granted to the Company’s non-employee directors vest on the first anniversary of the date of grant, subject to the non-employee director’s continued service through such date. Upon vesting, one share of the Company’s common stock is issued for each RSU.

Additionally during the year ended December 31, 2024 the Company issued RSUs to eligible employees. The vesting period of these awards range from one to four years. Upon vesting, one share of the Company’s common stock is issued for each RSU.

The table below summarizes the status of the Company’s time-based RSUs activity for the year ended December 31, 2024:

	Time-based RSUs
	Number of Awards	Weighted Average Grant-Date Fair Value Per Share
Unvested Shares at December 31, 2023	6,814,357	$2.96
Granted	12,496,544	1.77
Vested	(2,293,639)	3.00
Forfeited	(3,984,015)	2.15
Unvested Shares at December 31, 2024	13,033,247	$2.07
The following table summarizes additional information with respect to RSUs:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Weighted average grant date fair value per share of RSUs granted	$1.77	$3.00	$17.27
Total grant date fair value of RSUs vested	$6,872	$1,450	$—

The Company presents share-based compensation expense in Selling, general and administrative expenses on the Company’s Consolidated Statements of Income and Comprehensive Income. The following table summarizes share-based compensation expense for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Share-based compensation expense	$11,123	$9,072	$7,275
Income tax benefit	$1,836	$2,015	$1,428

The following table summarizes unrecognized compensation costs from share-based compensation related to non-vested awards as of December 31, 2024:

	Unrecognized share-based compensation expense	Weighted-Average Remaining Recognition Period (in years)
Options	$4,887	2.6
RSUs	22,972	3.0
SARs	992	1.2
Total unrecognized share-based compensation expense	$28,851
NOTE 12 – EQUITY
During the year ended December 31, 2024, the Company issued 3,492,958 shares of its common stock, of which 1,199,319 shares were issued as a result of stock options exercised and 2,293,639 shares were issued upon vesting of RSUs.
During the year ended December 31, 2023, the Company issued 109,620 shares of its common stock upon vesting and settlement of net stock-settled SARs. The Company withheld 83,501 of such shares of its common stock for the net settlement of SARs for payment of exercise price and taxes related to such SARs.
Additionally, during the year ended December 31, 2023, the Company issued 23,312,690 shares of its common stock as a result of stock options exercised and 83,964 shares upon vesting of RSUs. The Company withheld 12,782,218 of such shares of its common stock for the net settlement payment of exercise price and taxes related to options exercised.

NOTE 13 – RELATED PARTY TRANSACTIONS
In August 2023, the Company entered into an agreement with Pacvue Corporation, an e-commerce advertising and software company, in which certain investment funds affiliated with Advent International, L.P. (“Advent”), the holder of a majority of the Company’s common stock, hold a greater than 10% equity interest. During the year ended December 31, 2024, payments to Pacvue Corporation were $0.3 million for digital media services, which were negotiated on an arm’s length basis and on market terms. Payments to Pacvue Corporation during the year ended December 31, 2023 were de minimus. No payments were made to Pacvue Corporation during the year ended December 31, 2022.
In July 2020, the Company entered into an agreement with CI&T, an information technology and software company, in which certain investment funds affiliated with Advent hold a greater than 10% equity interest. No payments were made to CI&T during the year ended December 31, 2024, and payments during the year ended December 31, 2023 were de minimis. During the year ended December 31, 2022, the Company paid CI&T $0.4 million for services related to the development, maintenance and enhancement of the Olaplex professional application, as well as other digital marketing services, which were negotiated on an arm’s length basis and on market terms.
Tax Receivable Agreement
In connection with the Reorganization Transactions, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 - Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements of this Annual Report. During the years ended December 31, 2024, 2023 and 2022, the Company made payments of $12.8 million, $16.6 million and $4.2 million, respectively, as required pursuant to the terms of the Tax Receivable Agreement.
NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2024, the Company had total future purchase commitments under noncancelable goods and service contracts of $45.5 million. Additionally, the Company had future minimum lease payments under its operating leases of $3.0 million as of December 31, 2024.

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

Pending Legal Proceedings:

On November 17, 2022, a putative securities class action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, captioned Lilien v. Olaplex Holdings, Inc. et al., No. 2:22-cv-08395. A consolidated complaint was filed on April 28, 2023, which names as additional defendants the underwriters for the Company’s IPO and various stockholders that sold shares of common stock of the Company in the IPO. The action is brought on behalf of a putative class of purchasers of the Company’s common stock in or traceable to the Company’s IPO and asserts claims under Sections 11, 12, and 15 of the Securities Act of 1933. The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. The defendants moved to dismiss the consolidated complaint on July 19, 2023. The court held hearings on the defendants’ motions to dismiss on October 16, 2023 and July 1, 2024. On August 23, 2024, the court issued an order staying the action pending the United States Supreme Court’s resolution of the appeal in Facebook, Inc., et al. v. Amalgamated Bank, et al., No. 23-980. On November 22, 2024, the Supreme Court dismissed the appeal as improvidently granted, leading to the stay of the Lilien action being lifted. On February 7, 2025, the court issued a decision on the defendants’ motions to dismiss, granting the motions in part and denying them in part. Specifically, the court granted the motions filed by the underwriter and stockholder defendants but denied the motion to dismiss filed by the Company and the director and officer defendants. The underwriter defendants previously notified the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement regarding the claims asserted in this action. The Company intends to vigorously defend the pending lawsuit.

On November 15, 2023, a purported derivative action was filed against the Company, Advent International Corporation, and certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California, captioned Ciuffo v. Dagousset, et al., No. 2:23-cv-09712-SVW-SK. This action is premised on allegations similar to those asserted in the Lilien federal securities litigation. Plaintiffs seek declaratory and injunctive relief, as well as an award of monetary damages and attorneys’ fees. On February 1, 2024, the parties filed a joint stipulation to stay the purported derivative action pending a decision on the motions to dismiss filed in the Lilien federal securities action.

On March 22, 2024, a second purported derivative action was filed against the Company, Advent International Corporation, and certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California, captioned Hutchinson v. Advent International Corporation, et al., No. 2:24-cv-02364. This action is premised on allegations similar to those asserted in the Lilien federal securities litigation and in the Ciuffo federal derivative action and seeks similar relief to that sought in Ciuffo. On April 19, 2024, the parties in both purported derivative actions filed a joint stipulation to consolidate the two derivative actions into the first-filed docket (No. 2:23-cv-09712-SVW-SK), and to stay proceedings in the consolidated case, which the court granted on June 26, 2024.
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

As of December 31, 2024 and December 31, 2023, the Company was not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

NOTE 15 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Numerator:
Net income	$19,522	$61,587	$244,072

Denominator:
Weighted average common shares outstanding – basic	661,980,612	654,592,923	649,092,846
Dilutive common equivalent shares from equity options and awards	3,417,043	22,985,322	41,913,000
Weighted average common shares outstanding – diluted	665,397,655	677,578,245	691,005,846

Net income per share:
Basic	$0.03	$0.09	$0.38
Diluted	$0.03	$0.09	$0.35
The shares of the Company’s common stock underlying stock options, RSUs and SARs that were excluded in the computation of diluted net income per common share because their inclusion would have been anti-dilutive were as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Stock options	7,217,519	4,372,562	1,194,967
RSUs	4,493,242	66,356	—
SARs	118,800	279,723	142,528

NOTE 16 – SEGMENT REPORTING

The Company derives revenues in the U.S. and internationally by providing prestige haircare products to professional hair salons, retailers and everyday consumers through the Company’s three sales channels: professional, specialty retail and DTC. The Company does not have intersegment revenues. See further discussion in “Note 3 - Net Sales” to the Company’s Consolidated Financial Statements of this Annual Report for more information.

The accounting policies of the Company’s single reportable segment are the same as those described in “Note 2 - Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements of this Annual Report.

The CODM assesses the Company’s performance and allocates resources based on net income that is also reported on the Consolidated Statement of Operations and Comprehensive Income. The measure of the Company’s segment assets is reported on the Consolidated Balance Sheets as total assets.

The CODM uses net income to evaluate income generated from segment assets in deciding how to reinvest profits into the Company as well as in assessing performance of the segment.

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net sales	$422,670	$458,300	$704,274
Less: (1)
Adjusted cost of product (2)	121,038	131,299	171,027
Marketing expenses	70,322	66,399	28,506
Adjusted selling, general, and administrative (3)	96,372	83,283	70,220
Depreciation and amortization	53,497	50,291	49,146
Interest expense	59,585	57,954	43,953
Interest income	(25,379)	(18,828)	(2,775)
Loss on extinguishment of debt	—	—	18,803
Tax receivable agreement liability adjustment	3,915	(7,404)	(3,084)
Income tax provision	7,390	15,133	61,169
Share-based compensation expense	11,123	9,072	7,275
Other segment items (4)	5,285	9,514	15,962
Net income	$19,522	$61,587	$244,072

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Amounts exclude amortization of patented formulations and non-ordinary inventory adjustments as further described in footnote 4 to this table.
(3) Amounts exclude depreciation and amortization expense and non-ordinary costs and fees as further described in footnote 4 to this table.
(4) For the year ended December 31, 2024, other segment items included research and development costs and other expense (income), net. For the year ended December 31, 2023, other segment items included research and development costs, other expense (income), net, and non-ordinary costs consisting of a one-time former distributor payment, inventory write off and disposal, executive reorganization costs and organizational realignment costs. For the year ended December 31, 2022, other segment items included research and development costs, other expense (income), net, and non-ordinary costs consisting of inventory write off and disposal, executive reorganization costs, labelling stock write off and disposal and a one-time distribution start-up cost.

NOTE 17 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The Condensed Financial Statements of Olaplex Holdings, Inc. (parent company only) are presented below:
OLAPLEX HOLDINGS, INC.
SCHEDULE I - PARENT COMPANY CONDENSED BALANCE SHEET
(amounts in thousands, except shares)

	December 31, 2024	December 31, 2023

Assets
Investment in subsidiaries	$1,072,116	$1,058,308
Prepaid expenses	54	146
Income tax receivable	5,727	—
Deferred income tax asset	466	446
Total assets	$1,078,363	$1,058,900

Liabilities and stockholders' equity
Current Liabilities:
Accrued expenses and other current liabilities	$1,119	$2,435
Due to affiliates	13,531	13,326
Current portion of Related Party payable pursuant to Tax Receivable Agreement	11,842	12,675
Total current liabilities	26,492	28,436
Related Party payable pursuant to Tax Receivable Agreement	177,469	185,496
Total liabilities	203,961	213,932

Commitments and Contingencies (Note 5)

Stockholders' equity:
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 664,224,893 and 660,731,935 shares issued and outstanding as of December 31, 2024 and 2023, respectively	664	671
Additional paid-in capital	487,128	475,079
Accumulated other comprehensive (loss) income	(765)	1,365
Retained earnings	387,375	367,853
Total stockholders' equity	874,402	844,968
Total liabilities and stockholders' equity	$1,078,363	$1,058,900

The accompanying notes are an integral part of Condensed Financial Information (Schedule I)

OLAPLEX HOLDINGS, INC.
SCHEDULE I - PARENT COMPANY CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating expenses:
Selling, general, and administrative expenses	$7,377	$8,380	$5,683
Total operating expenses	7,377	8,380	5,683
Interest expense	2	195	—
Other expense (income), net
Tax receivable agreement liability adjustment	3,915	(7,404)	(3,084)
Equity in undistributed earnings	(29,263)	(60,768)	(245,001)
Total other expense (income), net	(25,348)	(68,172)	(248,085)
Income before benefit for income taxes	17,969	59,597	242,402
Income tax benefit	(1,553)	(1,990)	(1,671)
Net income	19,522	61,587	244,073
Comprehensive income	$19,522	$61,587	$244,073

The accompanying notes are an integral part of Condensed Financial Information (Schedule I)

OLAPLEX HOLDINGS, INC.
SCHEDULE I - PARENT COMPANY CONDENSED STATEMENT OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$19,522	$61,587	$244,073
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings	(29,263)	(60,768)	(245,001)
Tax receivable agreement liability adjustment	3,915	(7,404)	(3,084)
Share-based compensation expense	1,965	1,800	960
Deferred income tax asset	(19)	(11)	(239)
Changes in operating assets and liabilities:
Prepaid expenses	92	(146)	—
Income taxes	(6,828)	5,754	(9,369)
Accrued and other current liabilities	(213)	507	(465)
Due to affiliates	9,363	20,598	6,262
Other assets and liabilities	—	(29)	(4,140)
Net cash (used in) provided by operating activities	(1,466)	21,888	(11,003)

Cash flows from financing activities:
Distribution of earnings from subsidiaries	13,326	—	9,901
Proceeds from exercise of stock options	919	4,974	1,876
Payments made pursuant to Tax Receivable Agreement	(12,779)	(16,452)	—
Payment related to shares withheld to cover tax withholding obligations for options	—	(10,346)	—
Payment related to shares withheld to cover tax withholding obligation for SARs	—	(64)	(774)
Net cash provided by (used in) financing activities	1,466	(21,888)	11,003

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents - beginning of year	—	—	—
Cash and cash equivalents - end of year	$—	$—	$—

The accompanying notes are an integral part of Condensed Financial Information (Schedule I)

OLAPLEX HOLDINGS, INC.
NOTES TO SCHEDULE I
(amounts in thousands, except shares)
1. Basis of Presentation
Olaplex Holdings, Inc. (“Olaplex Holdings”) was incorporated on June 8, 2021 as a Delaware corporation and is a holding company with no direct operations. Olaplex Holdings conducts substantially all of its operations through its investment in Olaplex, Inc., its wholly owned indirect subsidiary. These statements should be read in conjunction with Olaplex Holdings Consolidated Financial Statements and notes of this Annual Report on Form 10-K. There are significant restrictions over Olaplex Holdings’ ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in the 2022 Credit Agreement. These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Olaplex Holdings subsidiaries under the 2022 Credit Agreement exceeds 25 percent of the consolidated net assets of Olaplex Holdings. See “Note 9 - Long-Term Debt” to the Company’s Consolidated Financial Statements of this Annual Report on Form 10-K.
Reclassifications
Certain amounts presented have been reclassified within the Parent Company Condensed Statement of Operations and Comprehensive Income for the year ended December 31, 2024 to conform with the current period presentation, including the prior years reclassification from Stock compensation expense to Selling, general, and administrative expenses. There was no change to the Parent Company Condensed Balance Sheet or Parent Company Condensed Statement of Cash Flows from the reclassification.
2. Investment in subsidiaries
Olaplex Holdings records its investment in subsidiaries under the equity method of accounting. Such investment is presented as “Investment in subsidiaries” on the Condensed Balance Sheet, and Olaplex Holdings’ share of the subsidiaries profits is presented as “Equity in undistributed earnings” on the Condensed Statement of Operations.
3. Restricted net assets
Olaplex Holdings’ subsidiaries are restricted in their ability to transfer certain of their net assets to Olaplex Holdings in the form of dividends, loans or advances under the 2022 Credit Agreement. The restricted net assets of Olaplex Holdings’ subsidiaries amount to $947.2 million and $915.5 million as of December 31, 2024 and 2023, respectively.
4. Tax receivable agreement liability adjustment
Tax Receivable Agreement liability adjustment reflects adjustments due to an update to the blended state income tax rate and the effective federal tax rate used to measure the related party payable pursuant to Tax Receivable Agreement.
5. Commitments and contingencies
Olaplex Holdings is party to a Tax Receivable Agreement with the Pre-IPO Stockholders that provides for the payment by Olaplex Holdings to the Pre-IPO Stockholders of 85% of the amount of any tax benefits that Olaplex Holdings actually realizes, or in some cases is deemed to realize, as a result of certain transactions. See further discussion in “Note 10 - Income Taxes” to the Company’s Consolidated Financial Statements of this Annual Report for more information regarding the Tax Receivable Agreement. As of December 31, 2024 and 2023, liabilities under the Tax Receivable Agreement totaled $189.3 million and $198.2 million, respectively, of which $11.8 million and $12.7 million, respectively, was a current liability.
See “Note 14 - Commitments and Contingencies” to the Company’s Consolidated Financial Statements of this Annual Report for information regarding pending and threatened litigation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and to ensure that information required to be disclosed is accumulated and communicated to management, including, as appropriate, the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on its assessment and those criteria, management concluded that Olaplex’s internal control over financial reporting was effective as of December 31, 2024.
The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which appears in this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Olaplex Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Olaplex Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 4, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
March 4, 2025

ITEM 9B. OTHER INFORMATION

(b)During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in Part III Item 10 will be included in our proxy statement for our 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”), which we intend to file with the SEC within 120 days after the end of our fiscal 2024 year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be included in Part III Item 11 will be included in our 2025 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2024 year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be included in Part III Item 12 will be included in our 2025 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2024 year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be included in Part III Item 13 will be included in our 2025 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2024 year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required to be included in Part III Item 14 will be included in our 2025 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2024 year, and is incorporated herein by reference.

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

10.9#
Form of Non-Statutory Stock Option Agreement (Employee) under the Olaplex Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).

10.10#
Form of Restricted Stock Unit Agreement (Director) under the Olaplex Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).

10.11#
Form of Restricted Stock Unit Agreement (Employee) under the Olaplex Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2023 (File No. 001-40860)).

10.12#
Letter Agreement, dated October 16, 2022, by and between Olaplex Inc. and Tiffany Walden (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 9, 2022 (File No. 001-40860)).

10.13#
Amended and Restated Nonqualified Stock Option Award Agreement, effective as of December 31, 2022, by and between Olaplex Holdings, Inc. and Tiffany Walden (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 9, 2022 (File No. 001-40860)).

10.14#
Offer Letter, dated May 6, 2021, by and between Olaplex, Inc. and Eric Tiziani (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on February 28, 2023 (File No. 001-40860)).

10.15#
Letter Agreement dated July 10, 2023, by and between Olaplex Holdings, Inc. and John P. Bilbrey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2023 (File No. 001-40860)).

10.16#
Transition and Separation Agreement, dated October 10, 2023, by and between Olaplex, Inc. and JuE Wong. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K, filed on February 29, 2024 (File No. 001-40860)).

10.17#
Amended and Restated Letter Agreement, dated December 11, 2023, by and among Olaplex, Inc., Olaplex Holdings, Inc. and Amanda Baldwin (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed on February 29, 2024 (File No. 001-40860)).

10.18#
Engagement Letter, dated April 3, 2024, by and between Alvarez & Marsal Private Equity Performance Improvement Group, LLC and Olaplex Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2024 (File No. 001-40860)).

10.19#
Change Order to Engagement Letter, dated August 13, 2024, by and between Alvarez & Marsal Private Equity Performance Improvement Group, LLC and Olaplex Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2024 (File No. 001-40860)).

10.20#
Letter Agreement, dated July 1, 2024, by and between Olaplex, Inc. and Catherine Dunleavy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2024 (File No. 001-40860)).

10.21#	Letter Agreement, dated February 17, 2022, by and between Olaplex, Inc. and John Duffy.
10.22#	Letter Agreement, dated April 17, 2023, by and between Olaplex, Inc. and Trisha Fox.
19	Olaplex Holdings, Inc. Insider Trading Policy.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Olaplex Holdings, Inc. Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K, filed on February 29, 2024 (File No. 001-40860)).

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted as Inline XBRL: [(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements].

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

OLAPLEX HOLDINGS, INC.

	By:	/s/ Amanda Baldwin
March 4, 2025		Name:	Amanda Baldwin
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Amanda Baldwin	Chief Executive Officer and Director
Amanda Baldwin	(Principal Executive Officer)

/s/ Catherine Dunleavy	Chief Operating Officer and Chief Financial Officer
Catherine Dunleavy	(Principal Financial Officer)

/s/ Kenneth F. Egan	Interim Chief Accounting Officer
Kenneth F. Egan	(Principal Accounting Officer)

/s/ John P. Bilbrey	Executive Chair of the Board
John P. Bilbrey

/s/ Tricia Glynn	Lead Director
Tricia Glynn

/s/ Christine Dagousset	Director
Christine Dagousset

/s/ Deirdre Findlay	Director
Deirdre Findlay

/s/ Martha Morfitt	Director
Martha Morfitt

/s/ David Mussafer	Director
David Mussafer

/s/ Emily White	Director
Emily White

/s/ Michael White	Director
Michael White

/s/ Paula Zusi	Director
Paula Zusi

March 4, 2025