Form 10-Q
period 2025-03-31
OLAPLEX HOLDINGS, INC.
filed 2025-05-08
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2025, registrant had 665,922,884 shares of common stock, par value $0.001 per share, outstanding.

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
•“Reorganization Transactions” refers to the internal reorganization completed in connection with our IPO, pursuant to which Olaplex Holdings, Inc. became an indirect parent of Olaplex, Inc. For further information, see “Reorganization Transactions” in “Note 1 - Nature of Operations and Basis of Presentation” to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The forward-looking statements in this Quarterly Report reflect our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operation. Examples of forward-looking statements include, among others, statements we make regarding: our financial position, liquidity, capital structure, sales and operating results; our business plans, strategies, investments and objectives; demand for our products; general economic and industry trends, including tariffs; our business prospects; our marketing and brand strategies; innovation and new product introduction; our international operations; legal proceedings and related costs; changes in laws and regulations; future payments under our Tax Receivable Agreement; our supply chain and global distribution network; interest rate derivatives; and our evaluation of goodwill. Forward-looking statements are predictions based upon assumptions that may not prove to be accurate, and they are not guarantees of future performance. As such, you should not place significant reliance on our forward-looking statements. Neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, including any such statements taken from third party industry and market reports.
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

•the impact of changes in federal, state and international laws, regulations and administrative policy, including tariffs and other trade policies;
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
•changes in our tax rates and our exposure to tax liability; and
•the other factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in other documents that we file with the U.S. Securities and Exchange Commission from time to time.
Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected, intended, planned or projected. We discuss many of these risks in greater detail in the “Risk Factors” section of our 2024 Form 10-K. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. Unless required by law, we neither intend nor assume any obligation to update these forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (unaudited)
OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share and share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$580,893	$585,967
Accounts receivable, net of allowances of $21,796 and $15,859	23,829	14,934
Inventory	79,181	75,165
Prepaid expenses and other current assets	19,953	13,647
Total current assets	703,856	689,713
Property and equipment, net	1,478	1,442
Intangible assets, net	886,834	899,549
Goodwill	168,300	168,300
Other assets	10,456	8,719
Total assets	$1,770,924	$1,767,723

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$24,334	$10,423
Accrued expenses and other current liabilities	22,630	35,639
Current portion of long-term debt	6,750	6,750
Current portion of Related Party payable pursuant to Tax Receivable Agreement	11,842	11,842
Total current liabilities	65,556	64,654
Long-term debt	642,384	643,712
Deferred tax liabilities	5,074	5,164
Related Party payable pursuant to Tax Receivable Agreement	177,469	177,469
Other liabilities	2,112	2,322
Total liabilities	892,595	893,321

Commitments and contingencies (Note 12)

Stockholders’ equity (Notes 1 and 10):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 665,710,806 and 664,224,893 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	666	664
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	331,981	328,538
Accumulated other comprehensive loss	(748)	(765)
Retained earnings	546,430	545,965
Total stockholders’ equity	878,329	874,402
Total liabilities and stockholders’ equity	$1,770,924	$1,767,723
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$96,978	$98,906
Cost of sales:
Cost of product (excluding amortization)	27,230	25,376
Amortization of patented formulations	2,392	2,187
Total cost of sales	29,622	27,563
Gross profit	67,356	71,343
Operating expenses:
Selling, general, and administrative	47,987	40,437
Amortization of other intangible assets	10,893	11,289
Total operating expenses	58,880	51,726
Operating income	8,476	19,617
Interest expense	13,725	14,504
Interest income	(5,952)	(6,203)
Other (income) expense, net	(178)	947
Income before provision for income taxes	881	10,369
Income tax provision	416	2,623
Net income	$465	$7,746

Net income per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average common shares outstanding:
Basic	664,685,462	660,821,930
Diluted	666,460,714	663,565,291

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of income tax effect	$17	$(361)
Total other comprehensive income (loss)	17	(361)
Comprehensive income	$482	$7,385
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except number of shares)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2024	664,224,893	$664	$328,538	$(765)	$545,965	$874,402
Net income	—	—	—	—	465	465
Issuance of shares upon exercise of stock options and vesting of restricted stock units	1,485,913	2	525	—	—	527
Share-based compensation expense	—	—	2,918	—	—	2,918
Unrealized gain on derivatives, net of tax expense of $4	—	—	—	17	—	17
Balance – March 31, 2025	665,710,806	$666	$331,981	$(748)	$546,430	$878,329

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2023	660,731,935	$671	$316,489	$1,365	$526,443	$844,968
Net income	—	—	—	—	7,746	7,746
Issuance of shares upon exercise of stock options and vesting of restricted stock units	551,742	4	171	—	—	175
Share-based compensation expense	—	—	3,183	—	—	3,183
Unrealized loss on derivatives, net of tax benefit of $104	—	—	—	(361)	—	(361)
Balance – March 31, 2024	661,283,677	$675	$319,843	$1,004	$534,189	$855,711
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$465	$7,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of patent formulations	2,392	2,187
Amortization of other intangibles	10,893	11,289
Inventory write-off and disposal	1,064	863
Depreciation of fixed assets	87	149
Amortization of debt issuance costs	453	453
Deferred taxes	(95)	(231)
Share-based compensation expense	2,918	3,183
Other	309	265
Changes in operating assets and liabilities:
Accounts receivable, net	(8,882)	15,114
Inventory	(5,197)	552
Prepaid expenses and other current assets	(6,350)	1,507
Accounts payable	13,836	9,553
Accrued expenses and other current liabilities	(12,474)	(6,929)
Other assets and liabilities	(2,336)	(1,994)
Net cash (used in) provided by operating activities	(2,917)	43,707

Cash flows from investing activities:
Purchase of property and equipment	(48)	(451)
Purchase and development of software	(948)	(633)
Net cash used in investing activities	(996)	(1,084)

Cash flows from financing activities:
Proceeds from exercise of stock options	527	171
Principal payments of 2022 Term Loan Facility	(1,688)	(1,688)
Net cash used in financing activities	(1,161)	(1,517)

Net (decrease) increase in cash and cash equivalents	(5,074)	41,106
Cash and cash equivalents - beginning of period	585,967	466,400
Cash and cash equivalents - end of period	$580,893	$507,506

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$615	$4,998
Cash paid for interest	$13,135	$14,990
Supplemental disclosure of noncash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$742
Purchases of software not yet paid	$22	$587
Purchases of property and equipment not yet paid	$74	$9
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
Basis of Presentation
The accompanying unaudited, interim Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) with all intercompany balances and transactions eliminated, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited, interim Condensed Consolidated Financial Statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The unaudited, interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes included in the Company’s 2024 Form 10-K, as filed with the SEC on March 4, 2025.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Estimates and Assumptions
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns, allowance for promotions, and refunds; loss contingencies; the fair value of share-based options; the fair value of and/or potential impairment of goodwill and intangible assets for the Company’s reporting unit; the fair value of the Company’s 2024 Interest Rate Cap (as defined in “Note 5 - Fair Value Measurement”); useful lives of the Company’s tangible and intangible assets; estimated income tax expense and tax payments; future payment obligations under the Tax Receivable Agreement; and the net realizable value of, and demand for the Company’s inventory. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.
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

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value, which approximates fair value due to the short-term maturity. The Company’s long-term debt is recorded at its carrying value in the Condensed Consolidated Balance Sheets, which may differ from fair value. The Company’s 2024 Interest Rate Cap is recorded at its Level 2 fair value in the Condensed Consolidated Balance Sheets.
Accounting Policies
There have been no material changes in significant accounting policies as described in the Company’s Consolidated Financial Statements for the year ended December 31, 2024.
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
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in annual reports. On April 4, 2024, the SEC determined to voluntarily stay the final rule pending completion of a judicial review of certain legal challenges. In March 2025, the SEC voted to end its defense of the final rule. The Company is currently monitoring the legal challenges and evaluating the potential impact of the final rule to determine its impact on the Company's disclosures.
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
NOTE 3 – NET SALES
The Company distributes products in the U.S. and internationally through professional distributors in salons (“professional”), directly to retailers for sale in their physical stores and on their e-commerce sites (“specialty retail”), and direct-to-consumer (“DTC”) through sales to third-party e-commerce customers and through its own Olaplex.com website.

During the three months ended March 31, 2025 and March 31, 2024, the Company’s net sales by its three sales channels, professional, specialty retail and DTC, were as follows:

	Three Months Ended March 31,
	2025	2024
Net sales by Channel:
Professional	$34,538	$38,746
Specialty retail	38,553	34,432
DTC	23,887	25,728
Total net sales	$96,978	$98,906
Net sales by major geographic region are based on the shipping address on record for the customer purchasing the Company’s products. During the three months ended March 31, 2025 and March 31, 2024, the Company’s net sales to consumers in the United States and International regions were as follows:

	Three Months Ended March 31,
	2025	2024
Net sales by Geography:
United States	$49,161	$48,845
International	47,817	50,061
Total net sales	$96,978	$98,906
No international country exceeded 10% of total net sales for the three months ended March 31, 2025 and March 31, 2024. Despite our customers’ geographic location, the majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency.
NOTE 4 – INVENTORY
Inventory as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$21,709	$20,440
Finished goods	57,472	54,725
Inventory	$79,181	$75,165
As of March 31, 2025 and December 31, 2024, the Company’s allowance for excess and obsolete inventory was $15.9 million and $15.7 million, respectively. During the three months ended March 31, 2025 and March 31, 2024, the Company recorded inventory write-offs of $1.1 million and $0.9 million, respectively, due to reserves for product obsolescence.
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
On August 11, 2022, the Company entered into an interest rate cap transaction (the “2022 Interest Rate Cap”) in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million at a strike rate of 4.00%. The 2022 Interest Rate Cap expired on July 31, 2024.

In advance of the expiration of the 2022 Interest Rate Cap, on May 7, 2024, the Company entered into a second interest rate cap transaction (the “2024 Interest Rate Cap” and, together with the 2022 Interest Rate Cap, the “Interest Rate Caps”) in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, amortizing to $200.0 million on July 31, 2025, at a strike rate of 5.00%. The 2024 Interest Rate Cap expires on July 31, 2026.
The 2024 Interest Rate Cap is measured at fair value on a recurring basis by a third-party specialist using widely accepted valuation techniques. The fair value of the 2024 Interest Rate Cap is determined using a modification of the Black’s model, known as the shifted lognormal model. The variable interest rates used in the calculation are based on future interest rates derived from observable market interest rate curves and volatilities. The specialist incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value the 2024 Interest Rate Cap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the 2024 Interest Rate Cap utilize Level 3 inputs. The Company has determined that the impact of the credit valuation adjustments made to the 2024 Interest Rate Cap were not significant to the overall valuation. As a result, the 2024 Interest Rate Cap as of March 31, 2025 and as of December 31, 2024 was classified as Level 2 of the fair value hierarchy.
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2025 were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
U.S. Treasury	$64,740	$64,740	$—	$—
Money market funds	$276,565	$276,565	$—	$—
Other assets:
2024 Interest Rate Cap	$48	$—	$48	$—
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2024 were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
U.S. Treasury	$64,742	$64,742	$—	$—
Money market funds	$277,901	$277,901	$—	$—
Other assets:
2024 Interest Rate Cap	$217	$—	$217	$—
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets as of March 31, 2025 and December 31, 2024 were comprised of the following:

	March 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(199,075)	$752,925
Product formulations	15 years	136,500	(47,456)	89,044
Customer relationships	20 years	53,000	(13,854)	39,146
Software	3-7 years	10,716	(4,997)	5,719
Total finite-lived intangibles		1,152,216	(265,382)	886,834
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,320,516	$(265,382)	$1,055,134

	December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(189,556)	$762,444
Product formulations	15 years	136,500	(45,182)	91,318
Customer relationships	20 years	53,000	(13,191)	39,809
Software	3-15 years	10,264	(4,286)	5,978
Total finite-lived intangibles		1,151,764	(252,215)	899,549
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,320,064	$(252,215)	$1,067,849
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
Amortization of the Company’s definite-lived intangible assets for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Amortization expense, patented formulations	$2,392	$2,187

Amortization expense, brand name and customer relationships	10,182	10,182
Amortization expense, software	711	1,107
Amortization expense of other intangible assets	10,893	11,289

Amortization expense, patented formulations capitalized to inventory	$(118)	$88
NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Sales tax payable	$1,277	$6,273
Accrued professional fees	5,004	3,649
Payroll liabilities	4,156	6,405
Accrued freight	1,915	2,541
Accrued advertising	4,627	5,267
Deferred revenue	839	877
Income tax payable	—	1,447
Accrued promotional allowance	1,506	5,381
Other accrued expenses and current liabilities	3,306	3,799
Accrued expenses and other current liabilities	$22,630	$35,639

NOTE 8 – LONG-TERM DEBT
The Company’s Long-Term Debt as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$654,750	$656,438
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(1)	—	—
Debt issuance costs	(5,616)	(5,976)
Total term loan debt	649,134	650,462
Less: Current portion	(6,750)	(6,750)
Long-term debt, net of debt issuance costs and current portion	$642,384	$643,712
(1) As of March 31, 2025 and December 31, 2024, the Company did not have any outstanding amounts drawn on the 2022 Revolver, including letters of credit and swingline loan sub-facilities. As of March 31, 2025, the Company had $150 million of available borrowing capacity under the 2022 Revolver.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict Olaplex, Inc.’s ability to (subject to certain exceptions) (i) pay dividends and distributions or repurchase its capital stock, (ii) prepay, redeem, or repurchase certain indebtedness, (iii) incur additional indebtedness and guarantee indebtedness, (iv) create or incur liens, (v) engage in mergers, consolidations, liquidations or dissolutions, (vi) sell, transfer or otherwise dispose of assets, (vii) make investments, acquisitions, loans or advances and (viii) enter into certain transactions with affiliates. The 2022 Credit Agreement also includes, among other things, customary affirmative covenants (including reporting covenants) and events of default (including a change of control) for facilities of this type, subject to certain exceptions and thresholds set forth in the 2022 Credit Agreement. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. The Company was in compliance with these affirmative and negative covenants as of March 31, 2025. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.
The interest rate on outstanding debt under the 2022 Term Loan Facility was 7.9% per annum as of March 31, 2025. The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) adjusted term secured overnight financing rate (“SOFR”) (subject to a 0.50% floor with respect to the 2022 Term Loan Facility, and a 0% floor with respect to the 2022 Revolver) plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate (subject to a 0% floor) plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) (subject to a 1.50% floor with respect to the 2022 Term Loan Facility, and a 1.00% floor with respect to the 2022 Revolver) plus an additional interest rate spread.
Interest expense, inclusive of debt amortization, for the three months ended March 31, 2025 and March 31, 2024 was $13.7 million and $14.5 million, respectively.
The fair value of the Company’s long-term debt is based on the market value of its long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of March 31, 2025, the carrying amount, excluding debt issuance costs, and estimated fair value of the Company’s long-term debt was $654.8 million and $572.9 million, respectively. As of December 31, 2024, the carrying amount, excluding debt issuance costs, and estimated fair value of the Company’s long-term debt was $656.4 million and $620.3 million, respectively.

On May 1, 2025, the Company voluntarily repaid $300.0 million of outstanding principal on the 2022 Term Loan Facility. The repayment was funded using available cash on hand and did not result in prepayment penalties or fees.

Interest Rate Cap Transactions
The Company’s results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement, including the 2022 Term Loan Facility. The Company may, from time to time, utilize interest rate derivatives in an effort to add stability to interest expense and to manage its exposure to interest rate fluctuations. See further discussion in “Note 5 - Fair Value Measurement.”
During the three months ended March 31, 2025, the Company’s 2024 Interest Rate Cap generated an immaterial unrecognized pre-tax gain, recorded in Accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. During the same period, the Company also recognized $0.2 million of interest expense related to amortization of the interest rate cap premium paid by the Company in connection with the 2024 Interest Rate Cap.
During the three months ended March 31, 2024, the Company’s 2022 Interest Rate Cap generated an unrecognized pre-tax loss of $0.5 million, recorded in Accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. During the same period, the Company also recognized a $1.4 million reduction in interest expense related the Company’s receipt of funds as a result of the interest rate cap settlements with the Company’s counterparty, partially offset by $0.3 million of interest expense related to amortization of the interest rate cap premium paid by the Company in connection with the 2022 Interest Rate Cap.
The Company performed an initial effectiveness assessment on the Interest Rate Caps and determined them each to be an effective hedge of the cash flows related to the interest rate payments on the 2022 Term Loan Facility. The hedge is evaluated qualitatively on a quarterly basis for effectiveness. For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into Interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Payments of the up-front premium of the Interest Rate Caps are included within prepaid expenses and other current assets and other assets and liabilities within the cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows.
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
NOTE 9 – INCOME TAXES
The Company’s effective tax rate was 47.2% for the three months ended March 31, 2025, as compared to 25.3% for the three months ended March 31, 2024.
The effective tax rate for the three months ended March 31, 2025 was higher than the statutory rate of 21% primarily due to discrete tax expenses for a change in prior year estimates, write-off of deferred tax assets associated with net shortfalls upon vesting of restricted stock units, forfeitures of non-qualified stock options and restricted stock units and the impact of those items on the lower book income for the three months ended March 31, 2025.
The effective tax rate for the three months ended March 31, 2024 differs from the statutory rate of 21% primarily due to a discrete tax expense for interest associated with income taxes, the effect of state income taxes and a discrete tax expense from restricted stock units vested during that period, partially offset by the foreign derived intangible income deduction, which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate.
NOTE 10 – EQUITY
During the three months ended March 31, 2025, the Company issued 1,485,913 shares of its common stock, of which 692,681 shares were issued as a result of stock options exercised and 793,232 shares were issued upon vesting of restricted stock units.
During the three months ended March 31, 2024, the Company issued 551,742 shares of its common stock, of which 225,566 shares were issued as a result of stock options exercised and 326,176 shares were issued upon vesting of restricted stock units.

NOTE 11 – RELATED PARTY TRANSACTIONS
In August 2023, the Company entered into an agreement with Pacvue Corporation, an e-commerce advertising and software company, in which certain investment funds affiliated with Advent International, L.P. (“Advent”), the holder of a majority of the Company’s common stock (collectively the “Advent Funds”), hold a greater than 10% equity interest. During the three months ended March 31, 2025 and 2024, payments to Pacvue Corporation were de minimis and $0.2 million, respectively, for digital media services, which were negotiated on an arm’s length basis and on market terms.
Tax Receivable Agreement
In connection with the Reorganization Transactions, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Tax Receivable Agreement.” The Company did not make any payments pursuant to the terms of the Tax Receivable Agreement during either the three months ended March 31, 2025 or 2024.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Commitments
Purchase commitments are comprised of the Company’s commitments for contracted goods and services arising in the ordinary course of business. These commitments are generally short-term in nature and are recorded as liabilities when the related goods are received or services rendered.
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

Pending Legal Proceedings
On November 17, 2022, a putative securities class action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, captioned Lilien v. Olaplex Holdings, Inc. et al., No. 2:22-cv-08395. A consolidated complaint was filed on April 28, 2023, which names as additional defendants the underwriters for the Company’s IPO and various stockholders that sold shares of common stock of the Company in the IPO. The action is brought on behalf of a putative class of purchasers of the Company’s common stock in or traceable to the Company’s IPO and asserts claims under Sections 11, 12, and 15 of the Securities Act of 1933. The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. The defendants moved to dismiss the consolidated complaint on July 19, 2023. The court held hearings on the defendants’ motions to dismiss on October 16, 2023 and July 1, 2024. On August 23, 2024, the court issued an order staying the action pending the United States Supreme Court’s resolution of the appeal in Facebook, Inc., et al. v. Amalgamated Bank, et al., No. 23-980. On November 22, 2024, the Supreme Court dismissed the appeal as improvidently granted, leading to the stay of the Lilien action being lifted. On February 7, 2025, the court issued a decision on the defendants’ motions to dismiss, granting the motions in part and denying them in part. Specifically, the court granted the motions filed by the underwriter and stockholder defendants but denied the motion to dismiss filed by the Company and the director and officer defendants. On April 3, 2025, the court set a hearing on class certification for July 21, 2025, a pretrial conference for September 29, 2025 and a trial start date for October 14, 2025. The underwriter defendants previously notified the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement regarding the claims asserted in this action. The Company intends to vigorously defend the pending lawsuit.
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

On March 22, 2024, a second purported derivative action was filed against the Company, Advent International Corporation, and certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California, captioned Hutchinson v. Advent International Corporation, et al., No. 2:24-cv-02364. This action is premised on allegations similar to those asserted in the Lilien federal securities litigation and in the Ciuffo federal derivative action and seeks similar relief to that sought in Ciuffo. On April 19, 2024, the parties in both purported derivative actions filed a joint stipulation to consolidate the two derivative actions into the first filed docket (No. 2:23 cv-09712-SVW-SK), and to stay proceedings in the consolidated case, which the court granted on June 26, 2024. On March 17, 2025, the court held a status conference with the parties, during which the court ordered that the stay in the action shall remain in effect pending resolution of the Lilien action.
On February 9, 2023, twenty-eight plaintiffs filed Albahae, et al. v. Olaplex Holdings, Inc., et al., No. 2:23-cv-00982, a complaint alleging personal and economic injury and asserting claims for breach of warranty, negligence/gross negligence, products liability, unjust enrichment, and violations of California False Advertising Law and Unfair Competition Law, against the Company and Cosway Company, Inc., the Company’s primary contract manufacturer, in the United States District Court for the Central District of California. On March 2, 2023, the plaintiffs amended the complaint to include seventy-three additional plaintiffs. The plaintiffs allege that certain ingredients used in some Company products have purportedly caused irritation or posed a hazard to consumers, and that the Company engaged in misrepresentation with respect to those products. The plaintiffs seek actual and consequential damages, punitive damages, restitution in the form of disgorgement of profits, attorneys’ fees and costs, and any other relief that the court determines is appropriate. On April 17, 2023, the Company moved to dismiss and to sever the plaintiffs’ claims. On July 11, 2023, the Court granted the Company’s motion to sever and dismissed all but the first named plaintiff. The Court also dismissed the operative complaint with leave to re-file on the grounds that it now contained allegations that were not relevant to the claims of the one, remaining plaintiff. On July 24, 2023, the remaining plaintiff filed a notice, voluntarily dismissing her claims without prejudice. As of the date of issuance of these unaudited, interim Condensed Consolidated Financial Statements, none of the plaintiffs have re-filed their claims.
Any potential loss associated with these pending legal proceedings is not probable or reasonably estimable at this time.
As of March 31, 2025 and December 31, 2024, the Company was not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
NOTE 13 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$465	$7,746

Denominator:
Weighted average common shares outstanding – basic	664,685,462	660,821,930
Dilutive common equivalent shares from equity options and awards	1,775,252	2,743,361
Weighted average common shares outstanding – diluted	666,460,714	663,565,291

Net income per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

The shares of the Company’s common stock underlying stock options, restricted stock units (“RSUs”) and stock settled stock appreciation rights (“SARs”) that were excluded in the computation of diluted net income per common share because their inclusion would have been anti-dilutive were as follows:

	Three Months Ended March 31,
	2025	2024
Stock options	8,891,906	8,455,797
RSUs	10,964,556	5,943,682
SARs	39,555	234,990
NOTE 14 – SEGMENT REPORTING
The Company sells haircare products through three sales channels: professional, specialty retail and DTC. The Company does not have intersegment revenues. See further discussion in “Note 3 - Net Sales” for more information. The Company manages its business on the basis of its three sales channels that are part of a single operating segment and, therefore, a single reportable segment.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM assesses the Company’s performance based on net income that is also reported on the Condensed Consolidated Statement of Operations and Comprehensive Income.
The CODM uses net income to evaluate income generated from segment assets in deciding how to reinvest profits into the Company as well as in assessing performance of the segment.

	Three Months Ended March 31,
	2025	2024
Net sales	$96,978	$98,906
Less: (1)
Cost of product (excluding amortization)	27,230	25,376
Marketing expenses	18,111	13,315
Adjusted selling, general, and administrative (2)	25,553	23,037
Depreciation and amortization	13,372	13,626
Interest expense	13,725	14,504
Interest income	(5,952)	(6,203)
Income tax provision	416	2,623
Share-based compensation expense	2,918	3,183
Other segment items (3)	1,140	1,699
Net income	$465	$7,746
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Amounts exclude depreciation and amortization expense and research and development costs.
(3) For the three months ended March 31, 2025 and March 31, 2024, other segment items included research and development costs and other (income) expense, net.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited, interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our audited Consolidated Financial Statements included in the 2024 Form 10-K.
Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and in “Item 1A. - Risk Factors” in the 2024 Form 10-K.
Company Overview
OLAPLEX is a foundational health and beauty company powered by breakthrough innovation that starts with and is inspired by the professional stylist (“Pro”). Our products are designed to enable Pros and their clients to achieve their best results, and to provide consumers with a holistic hair regimen that starts by establishing a foundation for healthy hair.
In 2014, OLAPLEX revolutionized the haircare category through the introduction of our patent-protected bond-building technology, Bis-aminopropyl diglycol dimaleate (“Bis-amino”), in our No. 1 Bond Multiplier® and No. 2 Bond Perfector® products. This new two-part salon treatment allowed Pros around the world to repair disulfide bonds deep inside the hair that are broken during chemical services (such as coloring, perming and straightening). Later in 2014, OLAPLEX launched an at-home version of this signature bond-building treatment, No. 3 Hair Perfector®, allowing consumers to achieve the benefits of OLAPLEX beyond the salon. By the end of 2015, OLAPLEX products were sold globally, demonstrating the relevance of the product and brand proposition around the world. From our original three bond-building products, we expanded to a range of products suitable across hair types for use in the salon and at home.
Since our inception, we have focused on delivering patent-protected technology and proven performance in the prestige haircare category. From our origins of creating the bond-building space, our product portfolio has expanded to 25 products that support the hair health needs of our Pro and consumer communities.
We have a synergistic omnichannel model that leverages the strength of each of our channels and our strong digital capabilities, which we apply across all of our sales platforms. Our professional channel serves as the foundation for our brand. Through this channel, Pros introduce consumers to our products and, we believe, influence consumer purchasing decisions. Our specialty retail channel allows us to build our brand by reinforcing our relationship with current consumers and accessing new consumers. Our direct-to-consumer (“DTC”) channel, comprised of Olaplex.com and sales through third-party e-commerce platforms, further broadens our access to consumers, while allowing us to directly engage with and educate consumers through our owned platforms.
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
Execute with Excellence
We will continue to evolve and refine our operational and strategic processes, realign our international partnerships and seek efficiencies across our organization in support of growth. We have evolved our integrated business planning process and strategic planning procedure. We are currently in the process of realigning our international distribution network, and we are focused on enhancing our ongoing international partnerships and introducing and executing regional specific strategies to service our customers. We will increasingly use data, insights and a results-oriented mindset as we look to grow our brand and business in the future.
Business Environment & Trends
We continue to monitor the effects of the increasingly unpredictable global macro-economic environment, including the risk of recession, inflationary pressures, competitive products and discounting, currency volatility, high interest rates, social and political issues, geopolitical tensions, regulatory matters and changes to tariffs and trade policies of the United States and other countries. Based on policies in place as of the date of filing of this Quarterly Report, we expect the most recent changes in tariffs and trade policies will have a relatively modest impact on our business since the vast majority of our products sold in the U.S. are sourced and manufactured domestically. However, related uncertainties could impact consumer discretionary spending, demand for our products and inventory at our customers. We also are mindful of inflationary pressures on our consumers amidst an increasingly competitive industry, and we are monitoring the impact that consumer confidence may have on consumer spending at our customers.
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

Results of operations
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The following table sets forth our consolidated results for each of the periods presented:

	Three Months Ended March 31,
	2025		2024
	(in thousands)	% of net sales	(in thousands)	% of net sales
Net sales	$96,978	100.0%	$98,906	100.0%
Cost of sales:
Cost of product (excluding amortization)	27,230	28.1	25,376	25.7
Amortization of patented formulations	2,392	2.5	2,187	2.2
Total cost of sales	29,622	30.5	27,563	27.9
Gross profit	67,356	69.5	71,343	72.1
Operating expenses:
Selling, general, and administrative	47,987	49.5	40,437	40.9
Amortization of other intangible assets	10,893	11.2	11,289	11.4
Total operating expenses	58,880	60.7	51,726	52.3
Operating income	8,476	8.7	19,617	19.8
Interest expense	13,725	14.2	14,504	14.7
Interest income	(5,952)	(6.1)	(6,203)	(6.3)
Other (income) expense, net	(178)	(0.2)	947	1.0
Income before provision for income taxes	881	0.9	10,369	10.5
Income tax provision	416	0.4	2,623	2.7
Net income	$465	0.5	$7,746	7.8
Net Sales
We distribute products in the U.S. and internationally through professional distributors in salons, directly to retailers for sale in their physical stores and on their e-commerce sites, and DTC through sales to third party e-commerce customers and through our Olaplex.com websites. As such, net sales by our three sales channels consisting of professional, specialty retail and DTC were as follows:

(in thousands)	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net sales by Channel:
Professional	$34,538	$38,746	$(4,208)	(10.9)%
Specialty retail	38,553	34,432	4,121	12.0%
DTC	23,887	25,728	(1,841)	(7.2)%
Total Net sales	$96,978	$98,906	$(1,928)	(1.9)%
Total net sales decreased 1.9% for the three months ended March 31, 2025, compared to the same period in 2024, primarily attributed to a lower level of consumer demand. This decline was partially offset by the impact of product launches since the three months ended March 31, 2024, as well as the impact of new customers within each channel. Net sales declined in certain international markets, partially offset by an increase in the United States.

Cost of Sales and Gross Profit

(in thousands)	Three Months Ended March 31,		$ Change	% Change
	2025	2024
Cost of sales	$29,622	$27,563	$2,059	7.5%
Gross profit	$67,356	$71,343	$(3,987)	(5.6)%
Our cost of sales increased primarily due to product mix in the three months ended March 31, 2025 as compared to the same period in the previous year. In addition, we recorded $1.1 million in inventory write-offs for product obsolescence during the three months ended March 31, 2025, as compared to $0.9 million recorded during the three months ended March 31, 2024.
As a result of the activity described above regarding net sales and cost of sales, our gross profit margin decreased from 72.1% in the three months ended March 31, 2024 to 69.5% in the three months ended March 31, 2025.
Operating Expenses

(in thousands)	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Selling, general, and administrative expenses	$47,987	$40,437	$7,550	18.7%
Amortization of other intangible assets	10,893	11,289	(396)	(3.5)%
Total operating expenses	$58,880	$51,726	$7,154	13.8%
The increase in selling, general and administrative expenses during the three months ended March 31, 2025, compared to the same period in 2024, was primarily driven by an increase of $4.8 million in non-payroll advertising and marketing expenses and $2.2 million in legal and professional fees, partially offset by a decrease of $1.0 million in distribution and fulfillment costs.
Interest Expense, Net

(in thousands)	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Interest expense	$13,725	$14,504	$(779)	(5.4)%
Interest income	(5,952)	(6,203)	251	(4.0)%
Interest expense, net	$7,773	$8,301	$(528)	(6.4)%
Interest expense and interest income for the three months ended March 31, 2025 decreased as compared to the same period in the previous year due to lower interest rates during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. See “Note 8 - Long-Term Debt” to our unaudited, interim Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Quarterly Report for additional information.
Other (Income) Expense, Net

(in thousands)	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Other (income) expense, net	$(178)	$947	$(1,125)	118.8%
Other (income) expense, net increased primarily due to foreign currency transaction gains driven by the performance of the U.S. dollar.

Income Tax Provision

(in thousands)	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Income tax provision	$416	$2,623	$(2,207)	(84.1)%
Our effective tax rate was 47.2% for the three months ended March 31, 2025, as compared to 25.3% for the three months ended March 31, 2024.
Our effective tax rate for the three months ended March 31, 2025 was higher than the statutory rate of 21% primarily due to discrete tax expenses for a change in prior year estimates, write-off of deferred tax assets associated with net shortfalls upon vesting of restricted stock units, forfeitures of non-qualified stock options and restricted stock units and the impact of those items on the lower book income for the three months ended March 31, 2025.
For the three months ended March 31, 2024, the effective tax rate was higher than the statutory tax rate of 21% primarily due to a discrete tax expense for interest associated with income taxes, the effect of state income taxes and a discrete tax expense from restricted stock units vested during that period, partially offset by the foreign derived intangible income deduction, which results in income from our sales to foreign customers being taxed at a lower effective tax rate.
Financial Condition, Liquidity and Capital Resources
Overview
Our primary recurring source of cash is the collection of proceeds from the sale of our products to our customers, including cash periodically collected in advance of delivery or performance.
Our primary use of cash is for working capital and payment of our operating costs, which consist primarily of employee-related expenses as well as general operating expenses for marketing, fulfillment costs of customer orders, overhead costs, innovation, capital expenditures and debt servicing. We also utilize cash for strategic investments. Fluctuations in working capital are primarily caused by customer demand for our products, timing of when a retailer rearranges or restocks our products, timing of inventory purchases, and the amount and timing of our payables and expenses, including to implement our business transformation plan. We expect to generate less cash from operations in the current year, as compared to the prior year, as we fund working capital needs required to grow our business. Capital expenditures typically vary and are currently limited, and future capital expenditure requirements depend on strategic initiatives selected for the fiscal year, including investments in infrastructure and expansion of our customer base. We also expect that our legal costs associated with the Lilien federal securities class action litigation will increase as we prepare for a trial start date scheduled in October 2025. See further discussion in “Note 12 – Commitments and Contingencies – Pending Legal Proceedings” in the Notes to the unaudited, interim Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Quarterly Report.
Although international markets represented 49% of our net sales during the three months ended March 31, 2025, the majority of our bank deposits are held within the U.S.
As of March 31, 2025, we had $580.9 million of cash and cash equivalents. In addition, as of March 31, 2025, we had borrowing capacity of $150.0 million under the 2022 Revolver, providing us with a liquidity position of $730.9 million plus $57.4 million of working capital excluding cash and cash equivalents for a combined $788.3 million total liquidity position.
On May 1, 2025, we voluntarily repaid $300.0 million of outstanding principal on the 2022 Term Loan Facility. The repayment was funded using available cash on hand and did not result in prepayment penalties or fees. We continually evaluate our capital structure to maintain financial flexibility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(2,917)	$43,707
Investing activities	(996)	(1,084)
Financing activities	(1,161)	(1,517)
Net (decrease) increase in cash and cash equivalents	$(5,074)	$41,106
Operating Activities
Net cash used in operating activities was $2.9 million for the three months ended March 31, 2025, primarily reflecting our net income of $0.5 million, net of non-cash cost items and changes in operating working capital. Non-cash adjustments were primarily driven by amortization of other intangibles of $10.9 million, share-based compensation expense of $2.9 million and amortization of patent formulations of $2.4 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $21.4 million.
Net cash provided by operating activities was $43.7 million for the three months ended March 31, 2024, primarily reflecting our net income of $7.7 million, net of non-cash cost items and changes in operating working capital. Non-cash adjustments were primarily driven by amortization of other intangibles of $11.3 million, share-based compensation expense of $3.2 million, and amortization of patent formulations of $2.2 million. Changes in operating assets and liabilities increased cash provided by operating activities by $17.8 million.
Investing Activities
Net cash used in investing activities was $1.0 million for the three months ended March 31, 2025, primarily reflecting investments of $0.9 million related to the purchase and development of software.
Net cash used in investing activities was $1.1 million for the three months ended March 31, 2024, reflecting investments of $0.6 million related to the purchase and development of software and purchases of property and equipment of $0.5 million.
Financing Activities
Net cash used in financing activities was $1.2 million for the three months ended March 31, 2025, consisting of $1.7 million of principal payments for the 2022 Term Loan Facility, partially offset by proceeds of $0.5 million from stock option exercises.
Net cash used in financing activities was $1.5 million for the three months ended March 31, 2024, consisting of $1.7 million of principal payments for the 2022 Term Loan Facility, partially offset by proceeds of $0.2 million from stock option exercises.
Liquidity and Capital Resources
Based on past performance and current expectations, we believe that our cash, cash equivalents and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, and other commitments over both the short term (the next twelve months) and long term.

If necessary, we may borrow funds under our 2022 Revolver to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends, to a significant extent, on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described in “Item 1A. - Risk Factors” in our 2024 Form 10-K. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be consumer demand for our products and our ability to continue providing innovative products to our customers and manage production and our supply chain.
2022 Credit Facility
As of March 31, 2025, we had outstanding indebtedness under the 2022 Credit Agreement of $654.8 million, of which $6.8 million was classified as current. As of March 31, 2025, we had $150.0 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding amounts under the 2022 Term Loan Facility was 7.9% per annum as of March 31, 2025. We have not drawn on the 2022 Revolver as of March 31, 2025. The 2022 Term Loan Facility is repayable in mandatory quarterly installments equal to $1.7 million, with the balance payable at maturity. The maturity date of the 2022 Term Loan Facility is February 23, 2029, and the maturity date of the 2022 Revolver is February 23, 2027.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions) pay dividends and distributions or repurchase its capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The 2022 Credit Agreement also includes reporting, financial and maintenance covenants, including a springing first lien leverage ratio financial covenant. The Company was in compliance with these affirmative and negative covenants on March 31, 2025 and December 31, 2024. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement.
In order to limit our exposure to potential increases in future interest rates related to the 2022 Term Loan Facility, on August 11, 2022, we entered into the 2022 Interest Rate Cap in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million at a strike rate of 4.00%. The 2022 Interest Rate Cap expired on July 31, 2024.
On May 7, 2024, in advance of the expiration of the 2022 Interest Rate Cap, we entered into the 2024 Interest Rate Cap in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, amortizing to $200.0 million on July 31, 2025, at a strike rate of 5.00%. The 2024 Interest Rate Cap expires on July 31, 2026. We have designated the interest rate caps as cash-flow hedges for accounting purposes.

On May 1, 2025, we voluntarily repaid $300.0 million of outstanding principal on the 2022 Term Loan Facility. The repayment was funded using available cash on hand and did not result in prepayment penalties or fees.
See “Note 8 - Long-Term Debt” in the Notes to the unaudited, interim Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Quarterly Report for additional information.
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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO tax assets could aggregate to $189.3 million, with payments expected to continue through 2041. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the Pre-IPO Stockholders maintaining a continued ownership of equity in the Company.

Contractual Obligations and Commitments
There were no material changes to our contractual obligations since the filing of our 2024 Form 10-K.
Critical Accounting Estimates
Our unaudited, interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements requires us to make estimates and assumptions about future events that affect amounts reported in our unaudited, interim Condensed Consolidated Financial Statements and related notes at the date of the financial statements. We evaluate our accounting estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. For additional detail regarding our critical accounting estimates, see our discussion for the year ended December 31, 2024 in the 2024 Form 10-K. There have been no material changes to these critical accounting estimates in the three months ended March 31, 2025, except as noted below.
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

We performed a quantitative assessment as of October 1, 2024 and it was concluded that the fair value of the reporting unit exceeded its carrying value by approximately 19%. No impairment of goodwill was recorded.

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

As of March 31, 2025, the Company continues to monitor all of the assumptions used in the impairment test performed in 2024 and has not identified a triggering event. If these assumptions change in the future, given the global economic uncertainty or other matters, including a continued decline in stock price, the Company may be required to record a goodwill impairment charge.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures or management of market risk from those disclosed in Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in the 2024 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
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
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For detail on certain legal proceedings, see “Note 12 - Commitments and Contingencies - Pending Legal Proceedings” included in the Notes to the unaudited, interim Condensed Consolidated Financial Statements included in Part I, Item 1. Financial Statements of this Quarterly Report.
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. For a detailed discussion of the risks that affect our business please refer to “Item 1A. – Risk Factors” in the 2024 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c)During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

OLAPLEX HOLDINGS, INC.

	By:	/s/ Amanda Baldwin
May 8, 2025		Name:	Amanda Baldwin
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Catherine Dunleavy
May 8, 2025		Name:	Catherine Dunleavy
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)