Form 10-Q
period 2025-06-30
OLAPLEX HOLDINGS, INC.
filed 2025-08-07
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2025, registrant had 667,081,086 shares of common stock, par value $0.001 per share, outstanding.

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
The forward-looking statements in this Quarterly Report reflect our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operation. Examples of forward-looking statements include, among others, statements we make regarding: our financial position, liquidity, capital structure, sales and operating results; our business plans, strategies, investments and objectives; demand for our products; general economic and industry trends, including tariffs; our business prospects; our marketing and brand strategies; innovation and new product introduction; our international operations; legal proceedings and related costs; changes in laws and regulations, including the impact of the One Big Beautiful Bill Act (the “OBBBA”) on the Company; future payments under our Tax Receivable Agreement; our supply chain and global distribution network; interest rate derivatives; and our evaluation of goodwill. Forward-looking statements are predictions based upon assumptions that may not prove to be accurate, and they are not guarantees of future performance. As such, you should not place significant reliance on our forward-looking statements. Neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, including any such statements taken from third party industry and market reports.
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
•the impact of changes in federal, state and international laws, regulations and administrative policy, including the OBBBA, tariffs and other trade policies;
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

PART I - FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (unaudited)
OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share and share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$289,339	$585,967
Accounts receivable, net of allowances of $21,713 and $15,859	32,643	14,934
Inventory	78,323	75,165
Prepaid expenses and other current assets	62,364	13,647
Total current assets	462,669	689,713
Property and equipment, net	1,408	1,442
Intangible assets, net	873,840	899,549
Goodwill	168,300	168,300
Other assets	10,706	8,719
Total assets	$1,516,923	$1,767,723

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$25,061	$10,423
Accrued expenses and other current liabilities	82,944	35,639
Current portion of long-term debt	—	6,750
Current portion of Related Party payable pursuant to Tax Receivable Agreement	11,940	11,842
Total current liabilities	119,945	64,654
Long-term debt	351,902	643,712
Deferred tax liabilities	3,361	5,164
Related Party payable pursuant to Tax Receivable Agreement	165,242	177,469
Other liabilities	2,302	2,322
Total liabilities	642,752	893,321

Commitments and contingencies (Note 12)

Stockholders’ equity (Notes 1 and 10):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 666,088,705 and 664,224,893 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	666	664
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	335,444	328,538
Accumulated other comprehensive loss	(627)	(765)
Retained earnings	538,688	545,965
Total stockholders’ equity	874,171	874,402
Total liabilities and stockholders’ equity	$1,516,923	$1,767,723
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share and share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$106,284	$103,943	$203,262	$202,849
Cost of sales:
Cost of product (excluding amortization)	28,465	29,204	55,695	54,580
Amortization of patented formulations	2,184	2,302	4,576	4,489
Total cost of sales	30,649	31,506	60,271	59,069
Gross profit	75,635	72,437	142,991	143,780
Operating expenses:
Selling, general, and administrative	65,909	45,423	113,896	85,860
Amortization of other intangible assets	10,930	10,736	21,823	22,025
Total operating expenses	76,839	56,159	135,719	107,885
Operating (loss) income	(1,204)	16,278	7,272	35,895
Interest expense	12,375	14,594	26,100	29,098
Interest income	(3,527)	(6,259)	(9,479)	(12,462)
Other (income) expense, net	(987)	264	(1,165)	1,211
(Loss) income before income taxes	(9,065)	7,679	(8,184)	18,048
Income tax provision	(1,323)	1,900	(907)	4,523
Net (loss) income	$(7,742)	$5,779	$(7,277)	$13,525

Net (loss) income per share:
Basic	$(0.01)	$0.01	$(0.01)	$0.02
Diluted	$(0.01)	$0.01	$(0.01)	$0.02

Weighted average common shares outstanding:
Basic	665,953,788	661,734,667	665,323,129	661,278,793
Diluted	665,953,788	663,545,258	665,323,129	663,516,699

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of income tax effect	$121	$(1,083)	$138	$(1,444)
Total other comprehensive income (loss)	121	(1,083)	138	(1,444)
Comprehensive income (loss)	$(7,621)	$4,696	$(7,139)	$12,081
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except number of shares)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2024	664,224,893	$664	$328,538	$(765)	$545,965	$874,402
Net income	—	—	—	—	465	465
Issuance of shares upon exercise of stock options and vesting of restricted stock units	1,485,913	2	525	—	—	527
Share-based compensation expense	—	—	2,918	—	—	2,918
Unrealized gain on derivatives, net of tax expense of $4	—	—	—	17	—	17
Balance – March 31, 2025	665,710,806	$666	$331,981	$(748)	$546,430	$878,329
Net loss	—	—	—	—	(7,742)	(7,742)
Issuance of shares upon exercise of stock options and vesting of restricted stock units	377,899	—	—	—	—	—
Share-based compensation expense	—	—	3,463	—	—	3,463
Unrealized gain on derivatives, net of tax expense of $37	—	—	—	121	—	121
Balance – June 30, 2025	666,088,705	$666	$335,444	$(627)	$538,688	$874,171

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2023	660,731,935	$671	$316,489	$1,365	$526,443	$844,968
Net income	—	—	—	—	7,746	7,746
Issuance of shares upon exercise of stock options and vesting of restricted stock units	551,742	4	171	—	—	175
Share-based compensation expense	—	—	3,183	—	—	3,183
Unrealized loss on derivatives, net of tax benefit of $104	—	—	—	(361)	—	(361)
Balance – March 31, 2024	661,283,677	$675	$319,843	$1,004	$534,189	$855,711
Net income	—	—	—	—	5,779	5,779
Issuance of shares upon exercise of stock options and vesting of restricted stock units	546,543	1	54	—	—	55
Share-based compensation expense	—	—	2,861	—	—	2,861
Unrealized loss on derivatives, net of tax benefit of $322	—	—	—	(1,083)	—	(1,083)
Balance – June 30, 2024	661,830,220	$676	$322,758	$(79)	$539,968	$863,323
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(7,277)	$13,525
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of patent formulations	4,576	4,489
Amortization of other intangibles	21,823	22,025
Inventory write-off and disposal	2,804	2,516
Depreciation of fixed assets	179	284
Amortization of debt issuance costs	3,314	906
Deferred taxes	(1,444)	(450)
Share-based compensation expense	6,381	6,044
Other	641	630
Changes in operating assets and liabilities:
Accounts receivable, net	(17,696)	6,945
Inventory	(5,988)	(6,632)
Prepaid expenses and other current assets	(49,162)	(4,616)
Accounts payable	14,653	15,797
Accrued expenses and other current liabilities	47,863	(1,845)
Other assets and liabilities	(2,680)	331
Net cash provided by operating activities	17,987	59,949

Cash flows from investing activities:
Purchase of property and equipment	(151)	(559)
Purchase and development of software	(1,174)	(1,619)
Net cash used in investing activities	(1,325)	(2,178)

Cash flows from financing activities:
Proceeds from exercise of stock options	527	225
Payments made pursuant to Tax Receivable Agreement	(12,129)	(12,613)
Principal payments of 2022 Term Loan Facility	(301,688)	(3,375)
Payments for shares withheld and retired to cover tax withholding obligation for RSUs	—	(483)
Net cash used in financing activities	(313,290)	(16,246)

Net (decrease) increase in cash and cash equivalents	(296,628)	41,525
Cash and cash equivalents - beginning of period	585,967	466,400
Cash and cash equivalents - end of period	$289,339	$507,925

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$212	$10,554
Cash paid for interest	$20,000	$25,008
Supplemental disclosure of noncash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$742
Purchases of software not yet paid	$9	$571
Purchases of property and equipment not yet paid	$—	$21
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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the Company’s blended state tax rate, or fluctuations in the allocation of U.S. versus foreign sourced income may impact the established liability and changes to that established liability would be recorded to other expense (income) in the period the Company made the determination regarding the applicable change. The Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $177.2 million, with payments expected to continue through 2041. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The new guidance is effective for annual periods beginning after December 15, 2024. The Company expects this update to impact its disclosures in the notes to its Consolidated Financial Statements but does not anticipate any effect on its Consolidated Results of Operations, Cash Flows or financial condition.
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors.” This rule will require registrants to disclose certain climate-related information in annual reports. On April 4, 2024, the SEC determined to voluntarily stay the final rule pending completion of a judicial review of certain legal challenges. In March 2025, the SEC voted to end its defense of the final rule. The Company is currently monitoring the legal challenges and evaluating the potential impact of the final rule to determine its impact on the Company's disclosures.
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

During the three and six months ended June 30, 2025 and 2024, the Company’s net sales by its three sales channels, professional, specialty retail and DTC, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales by Channel:
Professional	$37,448	$33,416	$71,986	$72,162
Specialty retail	30,354	36,424	68,907	70,856
DTC	38,482	34,103	62,369	59,831
Total net sales	$106,284	$103,943	$203,262	$202,849
Net sales by major geographic region are based on the shipping address on record for the customer purchasing the Company’s products. During the three and six months ended June 30, 2025 and 2024, the Company’s net sales to consumers in the United States and International regions were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales by Geography:
United States	$55,120	$53,751	$104,281	$102,596
International	51,164	50,192	98,981	100,253
Total net sales	$106,284	$103,943	$203,262	$202,849
No international country exceeded 10% of total net sales for the three and six months ended June 30, 2025 and 2024. Despite our customers’ geographic location, the majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency.
NOTE 4 – INVENTORY
Inventory as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$17,793	$20,440
Finished goods	60,530	54,725
Inventory	$78,323	$75,165
As of June 30, 2025 and December 31, 2024, the Company’s allowance for excess and obsolete inventory was $14.0 million and $15.7 million, respectively.
During the three and six months ended June 30, 2025, the Company recorded inventory write-offs of $1.7 million and $2.8 million, respectively, due to reserves for product obsolescence.
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
The 2024 Interest Rate Cap is measured at fair value on a recurring basis by a third-party specialist using widely accepted valuation techniques. The fair value of the 2024 Interest Rate Cap is determined using a modification of the Black’s model, known as the shifted lognormal model. The variable interest rates used in the calculation are based on future interest rates derived from observable market interest rate curves and volatilities. The specialist incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value the 2024 Interest Rate Cap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the 2024 Interest Rate Cap utilize Level 3 inputs. The Company has determined that the impact of the credit valuation adjustments made to the 2024 Interest Rate Cap were not significant to the overall valuation. As a result, the 2024 Interest Rate Cap as of June 30, 2025 and as of December 31, 2024 was classified as Level 2 of the fair value hierarchy.
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at June 30, 2025 were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
U.S. Treasury	$9,909	$9,909	$—	$—
Money market funds	$11,694	$11,694	$—	$—
Other assets:
2024 Interest Rate Cap	$14	$—	$14	$—
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2024 were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
U.S. Treasury	$64,742	$64,742	$—	$—
Money market funds	$277,901	$277,901	$—	$—
Other assets:
2024 Interest Rate Cap	$217	$—	$217	$—

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets as of June 30, 2025 and December 31, 2024 were comprised of the following:

	June 30, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(208,594)	$743,406
Product formulations	15 years	136,500	(49,732)	86,768
Customer relationships	20 years	53,000	(14,518)	38,482
Software	3-7 years	10,928	(5,744)	5,184
Total finite-lived intangibles		1,152,428	(278,588)	873,840
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,320,728	$(278,588)	$1,042,140

	December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(189,556)	$762,444
Product formulations	15 years	136,500	(45,182)	91,318
Customer relationships	20 years	53,000	(13,191)	39,809
Software	3-15 years	10,264	(4,286)	5,978
Total finite-lived intangibles		1,151,764	(252,215)	899,549
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,320,064	$(252,215)	$1,067,849
The amortization of the Company’s brand name, customer relationships and software is recorded to Amortization of other intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A portion of Amortization of patented formulations is capitalized to Inventory in the Condensed Consolidated Balance Sheets, and the remainder is recorded to Amortization of patented formulations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Amortization of the Company’s definite-lived intangible assets for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense, patented formulations	$2,184	$2,302	$4,576	$4,489

Amortization expense, brand name and customer relationships	$10,183	$10,183	20,365	20,365
Amortization expense, software	747	553	1,458	1,660
Amortization expense of other intangible assets	$10,930	$10,736	$21,823	$22,025

Amortization expense, patented formulations capitalized to inventory	$92	$(27)	$(26)	$61

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Sales tax payable	$2,141	$6,273
Accrued professional fees	10,360	3,649
Payroll liabilities	5,362	6,405
Accrued freight	2,272	2,541
Accrued advertising	7,684	5,267
Deferred revenue	966	877
Income tax payable	172	1,447
Accrued promotional allowance	703	5,381
Accrued Lilien legal settlement	47,500	—
Other accrued expenses and current liabilities	5,784	3,799
Accrued expenses and other current liabilities	$82,944	$35,639
As of June 30, 2025, the Company accrued approximately $47.5 million related to a pending settlement of the Lilien matter. The Company expects to recover substantially all of this settlement amount under its insurance policy and, as such, an insurance receivable of $46.6 million is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets as of June 30, 2025. See further discussion regarding the Lilien matter in “Note 12 - Commitments and Contingencies” for more information.
NOTE 8 – LONG-TERM DEBT
The Company’s Long-Term Debt as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$354,750	$656,438
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(1)	—	—
Debt issuance costs	(2,848)	(5,976)
Total term loan debt	351,902	650,462
Less: Current portion	—	(6,750)
Long-term debt, net of debt issuance costs and current portion	$351,902	$643,712
(1) As of June 30, 2025 and December 31, 2024, the Company did not have any outstanding amounts drawn on the 2022 Revolver, including letters of credit and swingline loan sub-facilities. As of June 30, 2025, the Company had $150 million of available borrowing capacity under the 2022 Revolver.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict Olaplex, Inc.’s ability to (subject to certain exceptions) (i) pay dividends and distributions or repurchase its capital stock, (ii) prepay, redeem, or repurchase certain indebtedness, (iii) incur additional indebtedness and guarantee indebtedness, (iv) create or incur liens, (v) engage in mergers, consolidations, liquidations or dissolutions, (vi) sell, transfer or otherwise dispose of assets, (vii) make investments, acquisitions, loans or advances and (viii) enter into certain transactions with affiliates. The 2022 Credit Agreement also includes, among other things, customary affirmative covenants (including reporting covenants) and events of default (including a change of control) for facilities of this type, subject to certain exceptions and thresholds set forth in the 2022 Credit Agreement. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. The Company was in compliance with these affirmative and negative covenants as of June 30, 2025. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.

The interest rate on outstanding debt under the 2022 Term Loan Facility was 7.9% per annum as of June 30, 2025. The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) adjusted term secured overnight financing rate (“SOFR”) (subject to a 0.50% floor with respect to the 2022 Term Loan Facility, and a 0% floor with respect to the 2022 Revolver) plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate (subject to a 0% floor) plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) (subject to a 1.50% floor with respect to the 2022 Term Loan Facility, and a 1.00% floor with respect to the 2022 Revolver) plus an additional interest rate spread.
Interest expense, inclusive of debt amortization, for the three months ended June 30, 2025 and 2024 was $12.4 million and $14.6 million, respectively, and for the six months ended June 30, 2025 and 2024 was $26.1 million and $29.1 million, respectively.
The fair value of the Company’s long-term debt is based on the market value of its long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of June 30, 2025, the carrying amount, excluding debt issuance costs, and estimated fair value of the Company’s long-term debt was $354.8 million and $342.3 million, respectively. As of December 31, 2024, the carrying amount, excluding debt issuance costs, and estimated fair value of the Company’s long-term debt was $656.4 million and $620.3 million, respectively.

On May 1, 2025, the Company voluntarily repaid $300.0 million of outstanding principal on the 2022 Term Loan Facility. The repayment was funded using available cash on hand and did not result in prepayment penalties or fees. The remaining balance under the 2022 Term Loan Facility is due at maturity. The Company recorded a $2.6 million write-off of deferred debt issuance costs associated with the repayment. This write-off is included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2025.
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
During both the three and six months ended June 30, 2025, the Company’s 2024 Interest Rate Cap generated a $0.2 million unrecognized pre-tax gain, recorded in Accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2025, the Company also recognized $0.2 million and $0.4 million, respectively, of interest expense related to amortization of the interest rate cap premium paid by the Company in connection with the 2024 Interest Rate Cap.
During the three and six months ended June 30, 2024, the Company’s Interest Rate Caps generated an unrecognized pre-tax loss of $1.4 million and $1.9 million, respectively, recorded in Accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. During the same periods, the Company also recognized a $1.3 million and $2.7 million reduction, respectively, in interest expense related to the Company’s receipt of funds as a result of the interest rate cap settlements with the Company’s counterparty with respect to the 2022 Interest Rate Cap, partially offset by $0.3 million and $0.6 million, respectively, of interest expense related to amortization of the interest rate cap premiums paid by the Company in connection with the Interest Rate Caps.
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
NOTE 9 – INCOME TAXES

The Company’s effective tax rate was 14.6% for the three months ended June 30, 2025, as compared to 24.7% for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 was lower than the statutory rate of 21% primarily due to a discrete tax benefit for certain litigation related expenses, partially offset by the write-off of deferred tax assets associated with non-qualified stock options and restricted stock units. The effective tax rate for the three months ended June 30, 2024 differs from the statutory rate of 21% primarily due to the effect of state income taxes and a discrete tax expense from restricted stock units vested during the period, partially offset by the foreign derived intangible income (“FDII”) deduction, which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate.
The Company’s effective tax rate was 11.1% for the six months ended June 30, 2025, as compared to 25.1% for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 was lower than the statutory rate of 21% primarily due to a discrete tax benefit for certain litigation related expenses, partially offset by a discrete tax expense for a change in prior year estimates and the write-off of deferred tax assets associated with non-qualified stock options and restricted stock units. The effective tax rate for the six months ended June 30, 2024 was higher than the statutory rate of 21% primarily due to the impact of a discrete tax expense for interest associated with income taxes, the effect of state income taxes and a discrete tax expense from restricted stock units vested during that period, partially offset by the FDII deduction.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the U.S., which contains a broad range of tax reform provisions, including those affecting businesses. The Company is evaluating the effects of the OBBBA on its estimated annual effective tax rate and cash tax position. As the OBBBA was enacted after June 30, 2025, any impacts from the OBBBA are not included in operating results for the three and six months ended June 30, 2025.
NOTE 10 – EQUITY
During the six months ended June 30, 2025, the Company issued 1,863,812 shares of its common stock, of which 692,681 shares were issued as a result of stock options exercised and 1,171,131 shares were issued upon vesting of restricted stock units.
During the six months ended June 30, 2024, the Company issued 1,098,285 shares of its common stock, of which 297,945 shares were issued as a result of stock options exercised and 800,340 shares were issued upon vesting of restricted stock units.
NOTE 11 – RELATED PARTY TRANSACTIONS
In August 2023, the Company entered into an agreement with Pacvue Corporation, an e-commerce advertising and software company, in which certain investment funds affiliated with Advent International, L.P. (“Advent”), the holder of a majority of the Company’s common stock (collectively the “Advent Funds”), hold a greater than 10% equity interest. During both the three and six months ended June 30, 2025 payments to Pacvue Corporation were de minimis. During the three and six months ended June 30, 2024, payments to Pacvue Corporation were $0.1 million and $0.3 million, respectively, for digital media services, which were negotiated on an arm’s length basis and on market terms.
Tax Receivable Agreement

In connection with the Reorganization Transactions, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Tax Receivable Agreement.” During the three and six months ended June 30, 2025, the Company made a payment of $12.1 million and during the three and six months ended June 30, 2024, the Company made a payment of $12.6 million, in each case pursuant to the terms of the Tax Receivable Agreement.

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

Pending Legal Proceedings
On November 17, 2022, a putative securities class action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, captioned Lilien v. Olaplex Holdings, Inc. et al., No. 2:22-cv-08395. A consolidated complaint was filed on April 28, 2023, which names as additional defendants the underwriters for the Company’s IPO and various stockholders that sold shares of common stock of the Company in the IPO. The action is brought on behalf of a putative class of purchasers of the Company’s common stock in or traceable to the Company’s IPO and asserts claims under Sections 11, 12, and 15 of the Securities Act of 1933. The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. The defendants moved to dismiss the consolidated complaint on July 19, 2023. The court held hearings on the defendants’ motions to dismiss on October 16, 2023 and July 1, 2024. On August 23, 2024, the court issued an order staying the action pending the United States Supreme Court’s resolution of the appeal in Facebook, Inc., et al. v. Amalgamated Bank, et al., No. 23-980. On November 22, 2024, the Supreme Court dismissed the appeal as improvidently granted, leading to the stay of the Lilien action being lifted. On February 7, 2025, the court issued a decision on the defendants’ motions to dismiss, granting the motions in part and denying them in part. Specifically, the court granted the motions filed by the underwriter and stockholder defendants but denied the motion to dismiss filed by the Company and the director and officer defendants. On April 3, 2025, the court set a hearing on class certification for July 21, 2025, a pretrial conference for September 29, 2025 and a trial start date for October 14, 2025. The underwriter defendants previously notified the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement regarding the claims asserted in this action. On July 2, 2025, the parties filed a joint stipulation notifying the court that they had reached an agreement in principle to settle the action on a class-wide basis and requesting that the court vacate all further case deadlines. On July 16, 2025, the court vacated the class certification hearing, pretrial, and trial deadlines, and ordered the parties to file a motion for preliminary approval of the settlement by August 1, 2025. On August 1, 2025, the parties executed a settlement agreement, and the lead plaintiff filed its motion for preliminary approval of the settlement, which is scheduled to be heard by the court on September 8, 2025. The Company continues to expressly deny any charges or allegations of wrongdoing or liability arising out of any of the conduct, statements, acts, or omissions alleged in the action.
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
On March 22, 2024, a second purported derivative action was filed against the Company, Advent International Corporation, and certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California, captioned Hutchinson v. Advent International Corporation, et al., No. 2:24-cv-02364. This action is premised on allegations similar to those asserted in the Lilien federal securities litigation and in the Ciuffo federal derivative action and seeks similar relief to that sought in Ciuffo. On April 19, 2024, the parties in both purported derivative actions filed a joint stipulation to consolidate the two derivative actions into the first filed docket (No. 2:23 cv-09712-SVW-SK), and to stay proceedings in the consolidated case, which the court granted on June 26, 2024. On March 17, 2025, the court held a status conference with the parties, during which the court ordered that the stay in the action shall remain in effect pending resolution of the Lilien action. On May 28, 2025, the court entered an order lifting the stay as to the master file and restoring it to the active calendar, while ordering that all consolidated derivative actions are stayed and moved into the inactive calendar. The consolidated derivative action remains pending. Any potential loss associated with these pending legal proceedings is not probable or reasonably estimable at this time.
On February 9, 2023, twenty-eight plaintiffs filed Albahae, et al. v. Olaplex Holdings, Inc., et al., No. 2:23-cv-00982, a complaint alleging personal and economic injury and asserting claims for breach of warranty, negligence/gross negligence, products liability, unjust enrichment, and violations of California False Advertising Law and Unfair Competition Law, against the Company and Cosway Company, Inc., the Company’s primary contract manufacturer, in the United States District Court for the Central District of California. On March 2, 2023, the plaintiffs amended the complaint to include seventy-three additional plaintiffs. The plaintiffs allege that certain ingredients used in some Company products have purportedly caused irritation or posed a hazard to consumers, and that the Company engaged in misrepresentation with respect to those products. The plaintiffs seek actual and consequential damages, punitive damages, restitution in the form of disgorgement of profits, attorneys’ fees and costs, and any other relief that the court determines is appropriate. On April 17, 2023, the Company moved to dismiss and to sever the plaintiffs’ claims. On July 11, 2023, the Court granted the Company’s motion to sever and dismissed all but the first named plaintiff. The Court also dismissed the operative complaint with leave to re-file on the grounds that it now contained allegations that were not relevant to the claims of the one, remaining plaintiff. On July 24, 2023, the remaining plaintiff filed a notice, voluntarily dismissing her claims without prejudice. As of the date of issuance of these unaudited, interim Condensed Consolidated Financial Statements, certain of the plaintiffs and other claimants have agreed to terms that resolve the claims alleged in the Albahae complaint. None of the plaintiffs have re-filed their claims.
As of June 30, 2025 and December 31, 2024, the Company was not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
NOTE 13 – NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net (loss) income per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(7,742)	$5,779	$(7,277)	$13,525

Denominator:
Weighted average common shares outstanding – basic	665,953,788	661,734,667	665,323,129	661,278,793
Dilutive common equivalent shares from equity options and awards	—	1,810,591	—	2,237,906
Weighted average common shares outstanding – diluted	665,953,788	663,545,258	665,323,129	663,516,699

Net (loss) income per share:
Basic	$(0.01)	$0.01	$(0.01)	$0.02
Diluted	$(0.01)	$0.01	$(0.01)	$0.02

In periods of net losses, potentially dilutive securities are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.
The shares of the Company’s common stock underlying stock options, restricted stock units (“RSUs”) and stock settled stock appreciation rights (“SARs”) that were excluded in the computation of diluted net (loss) income per common share because their inclusion would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	10,143,458	10,269,710	10,519,912	9,578,809
RSUs	20,012,219	8,899,776	17,530,001	5,323,684
SARs	37,125	214,380	37,125	214,380
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
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM assesses the Company’s performance based on net income that is also reported on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
The CODM uses net income to evaluate income generated from segment assets in deciding how to reinvest profits into the Company as well as in assessing performance of the segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$106,284	$103,943	$203,262	$202,849
Less: (1)
Cost of product (excluding amortization)	28,465	29,204	55,695	54,580
Marketing expenses	27,321	17,499	45,432	30,814
Adjusted selling, general, and administrative (2)	25,582	23,963	51,135	47,000
Depreciation and amortization	13,206	13,172	26,578	26,798
Interest expense	12,375	14,594	26,100	29,098
Interest income	(3,527)	(6,259)	(9,479)	(12,462)
Income tax provision	(1,323)	1,900	(907)	4,523
Share-based compensation expense	3,463	2,861	6,381	6,044
Other segment items (3)	8,464	1,230	9,604	2,929
Net (loss) income	$(7,742)	$5,779	$(7,277)	$13,525
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Amounts exclude depreciation and amortization expense, certain litigation related expenses and research and development costs.
(3) For the three and six months ended June 30, 2025, other segment items included certain litigation related expenses, research and development costs and other (income) expense, net. For the three and six months ended June 30, 2024, other segment items included research and development costs and other (income) expense, net.

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
Since our inception, we have focused on delivering patent-protected technology and proven performance in the prestige haircare category. From our origins of creating the bond-building space, our product portfolio has expanded to over 25 products that support the hair health needs of our Pro and consumer communities.
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
Business Environment & Trends
We continue to monitor the effects of the increasingly unpredictable global macro-economic environment, including the risk of recession, inflationary pressures, competitive products and discounting, currency volatility, high interest rates, social and political issues, geopolitical tensions, regulatory matters and changes to tariffs and trade policies of the United States and other countries. Based on policies in place as of the date of filing of this Quarterly Report, we expect the most recent changes in tariffs and trade policies will have a relatively modest impact on our business since the vast majority of our products sold in the U.S. are sourced and manufactured domestically. However, related uncertainties could impact consumer discretionary spending, demand for our products, and ordering patterns and inventory practices at our customers. We also are mindful of inflationary pressures on our consumers amidst an increasingly competitive industry, and we are monitoring the impact that consumer confidence may have on consumer spending at our customers.
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

Results of operations
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
The following table sets forth our consolidated results for each of the periods presented:

	Three Months Ended June 30,
	2025		2024
	(in thousands)	% of net sales	(in thousands)	% of net sales
Net sales	$106,284	100.0%	$103,943	100.0%
Cost of sales:
Cost of product (excluding amortization)	28,465	26.8	29,204	28.1
Amortization of patented formulations	2,184	2.1	2,302	2.2
Total cost of sales	30,649	28.8	31,506	30.3
Gross profit	75,635	71.2	72,437	69.7
Operating expenses:
Selling, general, and administrative	65,909	62.0	45,423	43.7
Amortization of other intangible assets	10,930	10.3	10,736	10.3
Total operating expenses	76,839	72.3	56,159	54.0
Operating income	(1,204)	(1.1)	16,278	15.7
Interest expense	12,375	11.6	14,594	14.0
Interest income	(3,527)	(3.3)	(6,259)	(6.0)
Other (income) expense, net	(987)	(0.9)	264	0.3
(Loss) income before income taxes	(9,065)	(8.5)	7,679	7.4
Income tax provision	(1,323)	(1.2)	1,900	1.8
Net (loss) income	$(7,742)	(7.3)%	$5,779	5.6%
Net Sales
We distribute products in the U.S. and internationally through professional distributors in salons, directly to retailers for sale in their physical stores and on their e-commerce sites, and DTC through sales to third party e-commerce customers and through our Olaplex.com websites. As such, net sales by our three sales channels consisting of professional, specialty retail and DTC for the three months ended June 30, 2025 and 2024 were as follows:

(in thousands)	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Net sales by Channel:
Professional	$37,448	$33,416	$4,032	12.1%
Specialty retail	30,354	36,424	(6,070)	(16.7)
DTC	38,482	34,103	4,379	12.8
Total Net sales	$106,284	$103,943	$2,341	2.3%
Total net sales increased 2.3% for the three months ended June 30, 2025, compared to the same period in 2024. By channel, DTC and professional net sales increased 12.8% and 12.1%, respectively, while specialty retail net sales decreased 16.7% for the three months ended June 30, 2025 compared to the same period in 2024. U.S. and international net sales represented 52% and 48% of total net sales, respectively, for both the three months ended June 30, 2025 and 2024.

Cost of Sales and Gross Profit

(in thousands)	Three Months Ended June 30,		$ Change	% Change
	2025	2024
Cost of sales	$30,649	$31,506	$(857)	(2.7)%
Gross profit	$75,635	$72,437	$3,198	4.4%
Our cost of sales decreased primarily due to channel and price mix in the three months ended June 30, 2025 as compared to the same period in the previous year, offset by $1.7 million in inventory write-offs recorded for product obsolescence during the three months ended June 30, 2025 compared to $1.6 million recorded during the three months ended June 30, 2024.
As a result of the activity described above, our gross profit margin increased from 69.7% in the three months ended June 30, 2024 to 71.2% in the three months ended June 30, 2025.
Operating Expenses

(in thousands)	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Selling, general, and administrative expenses	$65,909	$45,423	$20,486	45.1%
Amortization of other intangible assets	10,930	10,736	194	1.8
Total operating expenses	$76,839	$56,159	$20,680	36.8%
The increase in selling, general and administrative expenses during the three months ended June 30, 2025, compared to the same period in 2024, was primarily driven by an increase of $9.8 million in non-payroll advertising and marketing expenses, $9.0 million in legal and professional fees and $1.3 million in payroll costs driven by merit increases and organizational realignment costs.
Interest Expense, Net

(in thousands)	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Interest expense	$12,375	$14,594	$(2,219)	(15.2)%
Interest income	(3,527)	(6,259)	2,732	(43.6)
Interest expense, net	$8,848	$8,335	$513	6.2%
Interest expense for the three months ended June 30, 2025 decreased as compared to the same period in the previous year due to our voluntary repayment of $300.0 million of outstanding principal on the 2022 Term Loan Facility on May 1, 2025, as well as lower interest rates during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This decrease was partially offset by a $2.6 million write-off of deferred debt issuance costs related to the $300.0 million principal repayment.
Interest income for the three months ended June 30, 2025 decreased as compared to the same period in the previous year due to the $300.0 million principal repayment on the 2022 Term Loan Facility, which reduced available funds for investments as well as lower interest rates during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Other (Income) Expense, Net

(in thousands)	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Other (income) expense, net	$(987)	$264	$(1,251)	473.9%
Other (income) expense, net increased primarily due to foreign currency transaction gains driven by the performance of the U.S. dollar.
Income Tax Provision

(in thousands)	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Income tax provision	$(1,323)	$1,900	$(3,223)	(169.6)%
Our effective tax rate was 14.6% for the three months ended June 30, 2025, as compared to 24.7% for the three months ended June 30, 2024.
Our effective tax rate for the three months ended June 30, 2025 was lower than the statutory rate of 21% primarily due to a discrete tax benefit for certain litigation related expenses, partially offset by a write-off of deferred tax assets associated with non-qualified stock options and restricted stock units.
For the three months ended June 30, 2024, the effective tax rate was higher than the statutory tax rate of 21% primarily due to the effect of state income taxes and a discrete tax expense from restricted stock units vested during the period, partially offset by the FDII deduction, which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate.
Results of operations
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
The following table sets forth our consolidated results for each of the periods presented:

	Six Months Ended June 30,
	2025		2024
	(in thousands)	% of net sales	(in thousands)	% of net sales
Net sales	$203,262	100.0%	$202,849	100.0%
Cost of sales:
Cost of product (excluding amortization)	55,695	27.4	54,580	26.9
Amortization of patented formulations	4,576	2.3	4,489	2.2
Total cost of sales	60,271	29.7	59,069	29.1
Gross profit	142,991	70.3	143,780	70.9
Operating expenses:
Selling, general, and administrative	113,896	56.0	85,860	42.3
Amortization of other intangible assets	21,823	10.7	22,025	10.9
Total operating expenses	135,719	66.8	107,885	53.2
Operating income	7,272	3.6	35,895	17.7
Interest expense	26,100	12.8	29,098	14.3
Interest income	(9,479)	(4.7)	(12,462)	(6.1)
Other (income) expense, net	(1,165)	(0.6)	1,211	0.6
(Loss) income before income taxes	(8,184)	(4.0)	18,048	8.9
Income tax provision	(907)	(0.4)	4,523	2.2
Net (loss) income	$(7,277)	(3.6)%	$13,525	6.7%

Net Sales
Net sales by our three sales channels consisting of professional, specialty retail and DTC for the six months ended June 30, 2025 and 2024 were as follows:

(in thousands)	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net sales by Channel:
Professional	$71,986	$72,162	$(176)	(0.2)%
Specialty retail	68,907	70,856	(1,949)	(2.8)
DTC	62,369	59,831	2,538	4.2
Total Net sales	$203,262	$202,849	$413	0.2%
Total net sales increased 0.2% for the six months ended June 30, 2025, compared to the same period in 2024. By channel, DTC net sales increased 4.2%, while specialty retail and professional net sales decreased 2.8% and 0.2%, respectively, for the six months ended June 30, 2025 compared to the same period in 2024. U.S. and international net sales represented 51% and 49% of total net sales, respectively, for both the six months ended June 30, 2025 and 2024.
Cost of Sales and Gross Profit

(in thousands)	Six Months Ended June 30,		$ Change	% Change
	2025	2024
Cost of sales	$60,271	$59,069	$1,202	2.0%
Gross profit	$142,991	$143,780	$(789)	(0.5)%
Our cost of sales increased primarily due to product mix in the six months ended June 30, 2025 as compared to the same period in the previous year. In addition, we recorded $2.8 million in inventory write-offs for product obsolescence during the six months ended June 30, 2025, as compared to $2.5 million recorded during the six months ended June 30, 2024.
As a result of the activity described above, our gross profit margin decreased from 70.9% in the six months ended June 30, 2024 to 70.3% in the six months ended June 30, 2025.
Operating Expenses

(in thousands)	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Selling, general, and administrative expenses	$113,896	$85,860	$28,036	32.7%
Amortization of other intangible assets	21,823	22,025	(202)	(0.9)
Total operating expenses	$135,719	$107,885	$27,834	25.8%
The increase in selling, general and administrative expenses during the six months ended June 30, 2025, compared to the same period in 2024, was primarily driven by an increase of $14.6 million in non-payroll advertising and marketing expenses, $11.6 million in legal and professional fees and $1.4 million in payroll costs driven by merit increases and organizational realignment costs, partially offset by a decrease of $1.0 million in distribution and fulfillment costs.
Interest Expense, Net

(in thousands)	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Interest expense	$26,100	$29,098	$(2,998)	(10.3)%
Interest income	(9,479)	(12,462)	2,983	(23.9)
Interest expense, net	$16,621	$16,636	$(15)	(0.1)%

Interest expense for the six months ended June 30, 2025 decreased as compared to the same period in the previous year due to our voluntary repayment of $300.0 million of outstanding principal on the 2022 Term Loan Facility on May 1, 2025 as well as lower interest rates during the six months ended June 30, 2025 as compared to the same period in the previous year. This decrease was partially offset by a $2.6 million write-off of deferred debt issuance costs related to the $300 million principal repayment.
Interest income for the six months ended June 30, 2025 decreased as compared to the same period in the previous year due to the $300.0 million principal repayment on the 2022 Term Loan Facility, which reduced available funds for investments, as well as due to lower interest rates during the six months ended June 30, 2025 as compared to the same period in the previous year.
Other (Income) Expense, Net

(in thousands)	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Other (income) expense, net	$(1,165)	$1,211	$(2,376)	196.2%
Other (income) expense, net increased primarily due to foreign currency transaction gains driven by the performance of the U.S. dollar.
Income Tax Provision

(in thousands)	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Income tax provision	$(907)	$4,523	$(5,430)	(120.1)%
Our effective tax rate was 11.1% for the six months ended June 30, 2025, as compared to 25.1% for the six months ended June 30, 2024.
Our effective tax rate for the six months ended June 30, 2025 was lower than the statutory rate of 21% primarily due to a discrete tax benefit for certain litigation related expenses, partially offset by a discrete tax expense for a change in prior year estimates and the write-off of deferred tax assets associated with non-qualified stock options and restricted stock units.
For the six months ended June 30, 2024, the effective tax rate was higher than the statutory tax rate of 21% primarily due to a discrete tax expense for interest associated with income taxes, the effect of state income taxes and a discrete tax expense from restricted stock units vested during that period, partially offset by the FDII deduction.
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
Although international markets represented 49% of our net sales during the six months ended June 30, 2025, the majority of our bank deposits are held within the U.S.

On May 1, 2025, we voluntarily repaid $300.0 million of outstanding principal on the 2022 Term Loan Facility. The repayment was funded using available cash on hand and did not result in prepayment penalties or fees. We continually evaluate our capital structure to maintain financial flexibility.
As of June 30, 2025, we had $289.3 million of cash and cash equivalents. In addition, as of June 30, 2025, we had borrowing capacity of $150.0 million under the 2022 Revolver, providing us with a liquidity position of $439.3 million plus $53.4 million of working capital excluding cash and cash equivalents for a combined $492.7 million total liquidity position.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$17,987	$59,949
Investing activities	(1,325)	(2,178)
Financing activities	(313,290)	(16,246)
Net (decrease) increase in cash and cash equivalents	$(296,628)	$41,525
Operating Activities
Net cash provided by operating activities was $18.0 million for the six months ended June 30, 2025, primarily reflecting our net loss of $7.3 million, net of non-cash cost items and changes in operating working capital. Non-cash adjustments were primarily driven by amortization of other intangibles of $21.8 million, share-based compensation expense of $6.4 million, and amortization of patent formulations of $4.6 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $13.0 million.
Net cash provided by operating activities was $59.9 million for the six months ended June 30, 2024, primarily reflecting our net income of $13.5 million, net of non-cash cost items and changes in operating working capital. Non-cash adjustments were primarily driven by amortization of other intangibles of $22.0 million, share-based compensation expense of $6.0 million, and amortization of patent formulations of $4.5 million. Changes in operating assets and liabilities increased cash provided by operating activities by $10.0 million.
Investing Activities
Net cash used in investing activities was $1.3 million for the six months ended June 30, 2025, primarily reflecting investments of $1.2 million related to the purchase and development of software.
Net cash used in investing activities was $2.2 million for the six months ended June 30, 2024, reflecting investments of $1.6 million related to the purchase and development of software and purchases of property and equipment of $0.6 million.
Financing Activities
Net cash used in financing activities was $313.3 million for the six months ended June 30, 2025, consisting of $301.7 million of principal payments for the 2022 Term Loan Facility and $12.1 million of payments pursuant to our Tax Receivable Agreement, partially offset by proceeds of $0.5 million from stock option exercises.
Net cash used in financing activities was $16.2 million for the six months ended June 30, 2024, primarily consisting of $12.6 million of payments pursuant to our Tax Receivable Agreement and $3.4 million of principal payments for the 2022 Term Loan Facility, partially offset by proceeds of $0.2 million from stock option exercises.
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
2022 Credit Facility
As of June 30, 2025, we had outstanding indebtedness under the 2022 Credit Agreement of $354.8 million. As of June 30, 2025, we had $150.0 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding amounts under the 2022 Term Loan Facility was 7.9% per annum as of June 30, 2025. We have not drawn on the 2022 Revolver as of June 30, 2025. The remaining balance under the 2022 Term Loan Facility is due at maturity. The maturity date of the 2022 Term Loan Facility is February 23, 2029, and the maturity date of the 2022 Revolver is February 23, 2027.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions) pay dividends and distributions or repurchase its capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The 2022 Credit Agreement also includes reporting, financial and maintenance covenants, including a springing first lien leverage ratio financial covenant. The Company was in compliance with these affirmative and negative covenants on June 30, 2025 and December 31, 2024. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement.
In order to limit our exposure to potential increases in future interest rates related to the 2022 Term Loan Facility, on August 11, 2022, we entered into the 2022 Interest Rate Cap in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million at a strike rate of 4.00%. The 2022 Interest Rate Cap expired on July 31, 2024.
On May 7, 2024, in advance of the expiration of the 2022 Interest Rate Cap, we entered into the 2024 Interest Rate Cap in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, amortizing to $200.0 million on July 31, 2025, at a strike rate of 5.00%. The 2024 Interest Rate Cap expires on July 31, 2026. We designated the Interest Rate Caps as cash-flow hedges for accounting purposes.
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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. The Company is evaluating the effects of the OBBBA on its Tax Receivable Agreement liability. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO tax assets could aggregate to $177.2 million, with payments expected to continue through 2041. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the Pre-IPO Stockholders maintaining a continued ownership of equity in the Company.

Contractual Obligations and Commitments
There were no material changes to our contractual obligations since the filing of our 2024 Form 10-K, other than our voluntary repayment of $300.0 of outstanding principal on our 2022 Term Loan Facility on May 1, 2025, described above under "Financial Condition, Liquidity and Capital Resources - Overview.”
Critical Accounting Estimates
Our unaudited, interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements requires us to make estimates and assumptions about future events that affect amounts reported in our unaudited, interim Condensed Consolidated Financial Statements and related notes at the date of the financial statements. We evaluate our accounting estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. For additional detail regarding our critical accounting estimates, see our discussion for the year ended December 31, 2024 in the 2024 Form 10-K. There have been no material changes to these critical accounting estimates in the six months ended June 30, 2025, except as noted below.
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
As of June 30, 2025, the Company continues to monitor all of the assumptions used in the impairment test performed in 2024 and has not identified a triggering event. If these assumptions change in the future, given the global economic uncertainty or other matters, including a continued decline in stock price, the Company may be required to record a goodwill impairment charge.
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
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c)During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

OLAPLEX HOLDINGS, INC.

	By:	/s/ Amanda Baldwin
August 7, 2025		Name:	Amanda Baldwin
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Catherine Dunleavy
August 7, 2025		Name:	Catherine Dunleavy
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)