Form 10-Q
period 2025-09-30
OLAPLEX HOLDINGS, INC.
filed 2025-11-06
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2025, registrant had 667,511,905 shares of common stock, par value $0.001 per share, outstanding.

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
•our ability to integrate or realize the intended benefits of our acquisitions or strategic investments; and
•the other factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in other documents that we file with the U.S. Securities and Exchange Commission from time to time.
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

PART I - FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (unaudited)
OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share and share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$286,378	$585,967
Accounts receivable, net of allowances of $12,843 and $15,859	49,735	14,934
Inventory	73,256	75,165
Prepaid expenses and other current assets	63,855	13,647
Total current assets	473,224	689,713
Property and equipment, net	1,390	1,442
Intangible assets, net	860,782	899,549
Goodwill	168,300	168,300
Deferred tax assets	822	—
Other assets	9,704	8,719
Total assets	$1,514,222	$1,767,723

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$23,498	$10,423
Accrued expenses and other current liabilities	80,052	35,639
Current portion of long-term debt	—	6,750
Current portion of Related Party payable pursuant to Tax Receivable Agreement	10,131	11,842
Total current liabilities	113,681	64,654
Long-term debt	352,096	643,712
Deferred tax liabilities	—	5,164
Related Party payable pursuant to Tax Receivable Agreement	157,599	177,469
Other liabilities	2,098	2,322
Total liabilities	625,474	893,321

Commitments and contingencies (Note 12)

Stockholders’ equity (Notes 1 and 10):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 667,431,776 and 664,224,893 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	667	664
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	338,754	328,538
Accumulated other comprehensive loss	(488)	(765)
Retained earnings	549,815	545,965
Total stockholders’ equity	888,748	874,402
Total liabilities and stockholders’ equity	$1,514,222	$1,767,723
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share and share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$114,579	$119,080	$317,841	$321,929
Cost of sales:
Cost of product (excluding amortization)	32,677	34,781	88,372	89,361
Amortization of patented formulations	2,704	2,565	7,280	7,054
Total cost of sales	35,381	37,346	95,652	96,415
Gross profit	79,198	81,734	222,189	225,514
Operating expenses:
Selling, general, and administrative	64,110	42,956	178,006	128,816
Amortization of other intangible assets	10,905	10,782	32,728	32,807
Total operating expenses	75,015	53,738	210,734	161,623
Operating income	4,183	27,996	11,455	63,891
Interest expense	7,691	15,610	33,791	44,708
Interest income	(2,690)	(6,605)	(12,169)	(19,067)
Other (income) expense, net:
Tax Receivable Agreement liability adjustment	(9,452)	—	(9,452)	—
Other (income) expense, net	(66)	(670)	(1,231)	541
Total other (income) expense, net	(9,518)	(670)	(10,683)	541
Income before income taxes	8,700	19,661	516	37,709
Income tax (benefit) provision	(2,427)	4,864	(3,334)	9,387
Net income	$11,127	$14,797	$3,850	$28,322

Net income per share:
Basic	$0.02	$0.02	$0.01	$0.04
Diluted	$0.02	$0.02	$0.01	$0.04

Weighted average common shares outstanding:
Basic	667,066,071	662,248,231	665,910,494	661,586,351
Diluted	668,857,769	666,151,359	667,549,673	664,723,301

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of income tax effect	$139	$(906)	$277	$(2,350)
Total other comprehensive income (loss)	139	(906)	277	(2,350)
Comprehensive income	$11,266	$13,891	$4,127	$25,972
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except number of shares)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2024	664,224,893	$664	$328,538	$(765)	$545,965	$874,402
Net income	—	—	—	—	465	465
Issuance of shares upon exercise of stock options and vesting of restricted stock units	1,485,913	2	525	—	—	527
Share-based compensation expense	—	—	2,918	—	—	2,918
Unrealized gain on derivatives, net of tax expense of $4	—	—	—	17	—	17
Balance – March 31, 2025	665,710,806	$666	$331,981	$(748)	$546,430	$878,329
Net loss	—	—	—	—	(7,742)	(7,742)
Issuance of shares upon exercise of stock options and vesting of restricted stock units	377,899	—	—	—	—	—
Share-based compensation expense	—	—	3,463	—	—	3,463
Unrealized gain on derivatives, net of tax expense of $37	—	—	—	121	—	121
Balance – June 30, 2025	666,088,705	$666	$335,444	$(627)	$538,688	$874,171
Net income	—	—	—	—	11,127	11,127
Issuance of shares upon vesting of restricted stock units	1,343,071	1	(1)	—	—	—
Share-based compensation expense	—	—	3,311	—	—	3,311
Unrealized gain on derivatives, net of tax expense of $43	—	—	—	139	—	139
Balance – September 30, 2025	667,431,776	$667	$338,754	$(488)	$549,815	$888,748

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2023	660,731,935	$671	$316,489	$1,365	$526,443	$844,968
Net income	—	—	—	—	7,746	7,746
Issuance of shares upon exercise of stock options and vesting of restricted stock units	551,742	4	171	—	—	175
Share-based compensation expense	—	—	3,183	—	—	3,183
Unrealized loss on derivatives, net of tax benefit of $104	—	—	—	(361)	—	(361)
Balance – March 31, 2024	661,283,677	$675	$319,843	$1,004	$534,189	$855,711
Net income	—	—	—	—	5,779	5,779
Issuance of shares upon exercise of stock options and vesting of restricted stock units	546,543	1	54	—	—	55
Share-based compensation expense	—	—	2,861	—	—	2,861
Unrealized loss on derivatives, net of tax benefit of $322	—	—	—	(1,083)	—	(1,083)
Balance – June 30, 2024	661,830,220	$676	$322,758	$(79)	$539,968	$863,323
Net income	—	—	—	—	14,797	14,797
Issuance of shares upon exercise of stock options and vesting of restricted stock units	649,104	(14)	14	—	—	—
Share-based compensation expense	—	—	2,516	—	—	2,516
Unrealized loss on derivatives, net of tax benefit of $271	—	—	—	(906)	—	(906)
Balance – September 30, 2024	662,479,324	$662	$325,288	$(985)	$554,765	$879,730
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$3,850	$28,322
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patent formulations	7,280	7,054
Amortization of other intangibles	32,728	32,807
Inventory write-off and disposal	3,481	2,970
Depreciation of fixed assets	268	393
Amortization of debt issuance costs	3,602	1,359
Deferred taxes	(4,739)	1,322
Tax Receivable Agreement liability adjustment	(9,452)	—
Share-based compensation expense	9,692	8,560
Acquisition-related costs in investing activities	9,282	—
Other	877	1,764
Changes in operating assets and liabilities:
Accounts receivable, net	(34,691)	5,513
Inventory	(2,027)	6,572
Prepaid expenses and other current assets	(50,252)	1,959
Accounts payable	13,246	4,091
Accrued expenses and other current liabilities	45,026	(6,918)
Other assets and liabilities	(2,182)	(2,358)
Net cash provided by operating activities	25,989	93,410

Cash flows from investing activities:
Purchase of property and equipment	(222)	(690)
Acquisition-related costs	(10,587)	—
Purchase and development of software	(1,479)	(2,679)
Net cash used in investing activities	(12,288)	(3,369)

Cash flows from financing activities:
Proceeds from exercise of stock options	527	230
Payments made pursuant to Tax Receivable Agreement	(12,129)	(12,779)
Principal payments of 2022 Term Loan Facility	(301,688)	(5,063)
Net cash used in financing activities	(313,290)	(17,612)

Net (decrease) increase in cash and cash equivalents	(299,589)	72,429
Cash and cash equivalents - beginning of period	585,967	466,400
Cash and cash equivalents - end of period	$286,378	$538,829

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$230	$12,635
Cash paid for interest	$27,235	$45,781
Supplemental disclosure of noncash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$53	$742
Purchases of software not yet paid	$14	$629
Purchases of property and equipment not yet paid	$—	$18
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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the Company’s blended state tax rate, or fluctuations in the allocation of U.S. versus foreign sourced income may impact the established liability and changes to that established liability would be recorded to other expense (income) in the period the Company made the determination regarding the applicable change. The Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $167.7 million, with payments expected to continue through 2036. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
Asset Acquisition
On August 20, 2025, Olaplex, Inc. acquired all of the outstanding capital stock of Purvala Bioscience, Inc. (“Purvala”), a privately-held biotechnology company that seeks to develop transformative bioinspired technologies with applications across health and beauty industries. The aggregate purchase price was $10.5 million, subject to certain adjustments. The Company accounted for the transaction as an asset acquisition since substantially all of the estimated fair value of the gross assets was concentrated in in-process research and development ("IPR&D") technology. The Company concluded the acquired IPR&D had no alternative-future use and accordingly expensed the purchase price upon closing of the transaction. In addition, the Company acquired deferred tax assets of $1.3 million, which reduced the cost basis of the acquired IPR&D asset. The Company incurred $0.1 million of transaction costs in connection with the acquisition, which were expensed as incurred. The total net expense was $9.3 million of acquisition-related costs, which were recorded to Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. The transaction was deemed a related party transaction under the relevant accounting rules since, at the time of the acquisition, the Company’s chief science and research officer was a Purvala stockholder and a member of its board of directors.
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
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” which introduces a practical expedient for all entities to simplify the calculation required for applying credit losses to current accounts receivable, by assuming current conditions as of the balance sheet date do not change for the remaining life of the asset. The new guidance is effective for fiscal years beginning after December 15, 2025 and interim periods within fiscal years beginning after December 15, 2025. The Company is currently evaluating the potential impact of adopting this new guidance on its Consolidated Financial Statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06. “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” which amends the existing standard, which refers to various stages of a software development project, to align better with current software development methods. Under the new standard, entities will start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The new guidance is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the potential impact of adopting this new guidance on its Consolidated Financial Statements and related disclosures.
NOTE 3 – NET SALES
The Company distributes products in the U.S. and internationally through professional distributors in salons (“professional”), directly to retailers for sale in their physical stores and on their e-commerce sites (“specialty retail”), and direct-to-consumer (“DTC”) through sales to third-party e-commerce customers and through its own Olaplex.com website. During the three and nine months ended September 30, 2025 and 2024, the Company’s net sales by its three sales channels, professional, specialty retail and DTC, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales by Channel:
Professional	$44,452	$42,198	$116,438	$114,360
Specialty retail	36,863	42,607	105,770	113,463
DTC	33,264	34,275	95,633	94,106
Total net sales	$114,579	$119,080	$317,841	$321,929
Net sales by major geographic region are based on the shipping address on record for the customer purchasing the Company’s products. During the three and nine months ended September 30, 2025 and 2024, the Company’s net sales to consumers in the United States and International regions were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales by Geography:
United States	$51,130	$59,839	$155,411	$162,435
International	63,449	59,241	162,430	159,494
Total net sales	$114,579	$119,080	$317,841	$321,929
No international country exceeded 10% of total net sales for the three and nine months ended September 30, 2025 and 2024. Despite our customers’ geographic location, the majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency.

NOTE 4 – INVENTORY
Inventory as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$17,068	$20,440
Finished goods	56,188	54,725
Inventory	$73,256	$75,165
As of September 30, 2025 and December 31, 2024, the Company’s allowance for excess and obsolete inventory was $13.3 million and $15.7 million, respectively.
During the three and nine months ended September 30, 2025, the Company recorded inventory write-offs of $0.7 million and $3.5 million, respectively, due to reserves for product obsolescence.
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
The 2024 Interest Rate Cap is measured at fair value on a recurring basis by a third-party specialist using widely accepted valuation techniques. The fair value of the 2024 Interest Rate Cap is determined using a modification of the Black’s model, known as the shifted lognormal model. The variable interest rates used in the calculation are based on future interest rates derived from observable market interest rate curves and volatilities. The specialist incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value the 2024 Interest Rate Cap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the 2024 Interest Rate Cap utilize Level 3 inputs. The Company has determined that the impact of the credit valuation adjustments made to the 2024 Interest Rate Cap were not significant to the overall valuation. As a result, the 2024 Interest Rate Cap as of September 30, 2025 and as of December 31, 2024 was classified as Level 2 of the fair value hierarchy.
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at September 30, 2025 were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$11,421	$11,421	$—	$—
Prepaid expenses and other current assets:
2024 Interest Rate Cap	$1	$—	$1	$—

The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2024 were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
U.S. Treasury	$64,742	$64,742	$—	$—
Money market funds	$277,901	$277,901	$—	$—
Other assets:
2024 Interest Rate Cap	$217	$—	$217	$—
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets as of September 30, 2025 and December 31, 2024 were comprised of the following:

	September 30, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(218,115)	$733,885
Product formulations	15 years	136,500	(52,007)	84,493
Customer relationships	20 years	53,000	(15,180)	37,820
Software	3-7 years	11,050	(6,466)	4,584
Total finite-lived intangibles		1,152,550	(291,768)	860,782
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,320,850	$(291,768)	$1,029,082

	December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(189,556)	$762,444
Product formulations	15 years	136,500	(45,182)	91,318
Customer relationships	20 years	53,000	(13,191)	39,809
Software	3-15 years	10,264	(4,286)	5,978
Total finite-lived intangibles		1,151,764	(252,215)	899,549
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,320,064	$(252,215)	$1,067,849
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

Amortization of the Company’s definite-lived intangible assets for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense, patented formulations	$2,704	$2,565	$7,280	$7,054

Amortization expense, brand name and customer relationships	$10,183	$10,183	$30,548	$30,548
Amortization expense, software	722	599	2,180	2,259
Amortization expense of other intangible assets	$10,905	$10,782	$32,728	$32,807

Amortization expense, patented formulations capitalized to inventory	$(429)	$(291)	$(455)	$(230)
NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Sales tax payable	$2,098	$6,273
Accrued professional fees	5,869	3,649
Payroll liabilities	8,517	6,405
Accrued freight	2,722	2,541
Accrued advertising	5,699	5,267
Deferred revenue	859	877
Income tax payable	241	1,447
Accrued promotional allowance	1,337	5,381
Accrued Lilien legal settlement	47,500	—
Other accrued expenses and current liabilities	5,210	3,799
Accrued expenses and other current liabilities	$80,052	$35,639
As of September 30, 2025, the Company accrued approximately $47.5 million related to a pending settlement of the Lilien matter. The Company expects to recover substantially all of this settlement amount under its insurance policy and, as such, an insurance receivable of $46.8 million is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets as of September 30, 2025. See further discussion regarding the Lilien matter in “Note 12 - Commitments and Contingencies.”

NOTE 8 – LONG-TERM DEBT
The Company’s Long-Term Debt as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$354,750	$656,438
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(1)	—	—
Debt issuance costs	(2,654)	(5,976)
Total term loan debt	352,096	650,462
Less: Current portion	—	(6,750)
Long-term debt, net of debt issuance costs and current portion	$352,096	$643,712
(1) As of September 30, 2025 and December 31, 2024, the Company did not have any outstanding amounts drawn on the 2022 Revolver, including letters of credit and swingline loan sub-facilities. As of September 30, 2025, the Company had $150 million of available borrowing capacity under the 2022 Revolver.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict Olaplex, Inc.’s ability to (subject to certain exceptions) (i) pay dividends and distributions or repurchase its capital stock, (ii) prepay, redeem, or repurchase certain indebtedness, (iii) incur additional indebtedness and guarantee indebtedness, (iv) create or incur liens, (v) engage in mergers, consolidations, liquidations or dissolutions, (vi) sell, transfer or otherwise dispose of assets, (vii) make investments, acquisitions, loans or advances and (viii) enter into certain transactions with affiliates. The 2022 Credit Agreement also includes, among other things, customary affirmative covenants (including reporting covenants) and events of default (including a change of control) for facilities of this type, subject to certain exceptions and thresholds set forth in the 2022 Credit Agreement. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. The Company was in compliance with these affirmative and negative covenants as of September 30, 2025. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.
The interest rate on outstanding debt under the 2022 Term Loan Facility was 7.8% per annum as of September 30, 2025. The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) adjusted term secured overnight financing rate (“SOFR”) (subject to a 0.50% floor with respect to the 2022 Term Loan Facility, and a 0% floor with respect to the 2022 Revolver) plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate (subject to a 0% floor) plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) (subject to a 1.50% floor with respect to the 2022 Term Loan Facility, and a 1.00% floor with respect to the 2022 Revolver) plus an additional interest rate spread.
Interest expense, inclusive of debt amortization, for the three months ended September 30, 2025 and 2024 was $7.7 million and $15.6 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $33.8 million and $44.7 million, respectively.
The fair value of the Company’s long-term debt is based on the market value of its long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of September 30, 2025, the carrying amount, excluding debt issuance costs, and estimated fair value of the Company’s long-term debt was $354.8 million and $345.0 million, respectively. As of December 31, 2024, the carrying amount, excluding debt issuance costs, and estimated fair value of the Company’s long-term debt was $656.4 million and $620.3 million, respectively.
On May 1, 2025, the Company voluntarily repaid $300.0 million of outstanding principal on the 2022 Term Loan Facility. The repayment was funded using available cash on hand and did not result in prepayment penalties or fees. The remaining balance under the 2022 Term Loan Facility is due at maturity. The Company recorded a $2.6 million write-off of deferred debt issuance costs associated with the repayment. This write-off is included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2025.

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
During the three and nine months ended September 30, 2025, the Company’s 2024 Interest Rate Cap generated an unrecognized pre-tax gain of $0.2 million and $0.4 million, respectively, recorded in Accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2025, the Company also recognized $0.2 million and $0.6 million, respectively, of interest expense related to amortization of the interest rate cap premium paid by the Company in connection with the 2024 Interest Rate Cap.
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
NOTE 9 – INCOME TAXES
The Company determines its income taxes for interim reporting periods by applying the Company’s estimated annual effective tax rate to its year-to-date results, adjusted for tax items discrete to each period.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the U.S., which contains a broad range of tax reform provisions, including those affecting businesses. Any impacts from the OBBBA are included in operating results for the three and nine months ended September 30, 2025, which primarily consisted of a $9.5 million reduction to the Tax Receivable Agreement liability. The net reduction to the Tax Receivable Agreement liability was primarily due to a decrease in the expected tax savings in the fiscal year ending December 31, 2026 and beyond due to the increase in the deduction allowed for foreign derived intangible income (“FDII”) enacted by the OBBBA.
The Company’s effective tax rate was (27.9)% for the three months ended September 30, 2025, as compared to 24.7% for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 differs from the statutory rate of 21% primarily due to the impacts of the non-taxable income resulting from a reduction of the Tax Receivable Agreement liability due to the enactment of the OBBBA, non-deductible stock compensation, and the non-deductible expense for the IPR&D associated with the Purvala acquisition. The effective tax rate for the three months ended September 30, 2024 differs from the statutory rate of 21% primarily due to the unfavorable impact of non-deductible stock compensation, the effect of state income taxes, and interest associated with income taxes, partially offset by the impact of increased FDII deduction, which results in income from the Company’s sales to foreign customers being taxed at a lower effective tax rate.

The Company’s effective tax rate was (646.1)% for the nine months ended September 30, 2025, as compared to 24.9% for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 differs from the statutory rate of 21% primarily due to discrete tax benefits for certain litigation-related expenses and the non-taxable income resulting from a reduction of the Tax Receivable Agreement liability due to the enactment of the OBBBA, the impacts of the non-deductible expense for the IPR&D associated with the Purvala acquisition and non-deductible stock compensation, all of which had disproportionate impacts on the effective tax rate when compared to the Company’s pre-tax income for the period. The effective tax rate for the nine months ended September 30, 2024 was higher than the statutory rate of 21% primarily due to the unfavorable impact of non-deductible stock compensation, the effect of state income taxes, and interest associated with income taxes, partially offset by increased FDII deduction.
NOTE 10 – EQUITY
During the nine months ended September 30, 2025, the Company issued 3,206,883 shares of its common stock, of which 692,681 shares were issued as a result of stock options exercised and 2,514,202 shares were issued upon vesting of restricted stock units.
During the nine months ended September 30, 2024, the Company issued 1,747,389 shares of its common stock, of which 297,945 shares were issued as a result of stock options exercised and 1,449,444 shares were issued upon vesting of restricted stock units.
NOTE 11 – RELATED PARTY TRANSACTIONS
Pacvue Services

In August 2023, the Company entered into an agreement with Pacvue Corporation, an e-commerce advertising and software company, in which certain investment funds affiliated with Advent International, L.P. (“Advent”), the holder of a majority of the Company’s common stock (collectively the “Advent Funds”), hold a greater than 10% equity interest. During both the three and nine months ended September 30, 2025 payments to Pacvue Corporation were de minimis. During the three and nine months ended September 30, 2024, payments to Pacvue Corporation were de minimis and $0.3 million, respectively, for digital media services, which were negotiated on an arm’s length basis and on market terms.
Tax Receivable Agreement
In connection with the Reorganization Transactions, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Tax Receivable Agreement.” During the three months ended September 30, 2025, the Company made no payments pursuant to the terms of the Tax Receivable Agreement. During the nine months ended September 30, 2025, the Company made a payment of $12.1 million as required pursuant to the terms of the Tax Receivable Agreement. During the three and nine months ended September 30, 2024, the Company made payments of $0.2 million and $12.8 million, respectively, as required pursuant to the terms of the Tax Receivable Agreement.
Purvala Acquisition
On August 20, 2025, Olaplex, Inc. acquired Purvala for an aggregate purchase price of $10.5 million, subject to certain adjustments. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Asset Acquisition.” The transaction was deemed a related party transaction under the relevant accounting rules since, at the time of the acquisition, the Company’s chief science and research officer was a Purvala stockholder and a member of its board of directors. The transaction was negotiated on an arm’s length basis and on market terms.
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

Pending Legal Proceedings
On November 17, 2022, a putative securities class action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, captioned Lilien v. Olaplex Holdings, Inc. et al., No. 2:22-cv-08395. A consolidated complaint was filed on April 28, 2023, which names as additional defendants the underwriters for the Company’s IPO and various stockholders that sold shares of common stock of the Company in the IPO. The action is brought on behalf of a putative class of purchasers of the Company’s common stock in or traceable to the Company’s IPO and asserts claims under Sections 11, 12, and 15 of the Securities Act of 1933. The action seeks certification of the putative class, compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is appropriate. The defendants moved to dismiss the consolidated complaint on July 19, 2023. The court held hearings on the defendants’ motions to dismiss on October 16, 2023 and July 1, 2024. On August 23, 2024, the court issued an order staying the action pending the United States Supreme Court’s resolution of the appeal in Facebook, Inc., et al. v. Amalgamated Bank, et al., No. 23-980. On November 22, 2024, the Supreme Court dismissed the appeal as improvidently granted, leading to the stay of the Lilien action being lifted. On February 7, 2025, the court issued a decision on the defendants’ motions to dismiss, granting the motions in part and denying them in part. Specifically, the court granted the motions filed by the underwriter and stockholder defendants but denied the motion to dismiss filed by the Company and the director and officer defendants. On April 3, 2025, the court set a hearing on class certification for July 21, 2025, a pretrial conference for September 29, 2025 and a trial start date for October 14, 2025. The underwriter defendants previously notified the Company of their intent to seek indemnification from the Company pursuant to the IPO underwriting agreement regarding the claims asserted in this action. On July 2, 2025, the parties filed a joint stipulation notifying the court that they had reached an agreement in principle to settle the action on a class-wide basis and requesting that the court vacate all further case deadlines. On July 16, 2025, the court vacated the class certification hearing, pretrial, and trial deadlines, and ordered the parties to file a motion for preliminary approval of the settlement by August 1, 2025. On August 1, 2025, the parties executed a settlement agreement, and the lead plaintiff filed its motion for preliminary approval of the settlement. On August 8, 2025, the court granted the motion for preliminary approval of the settlement and set the final approval hearing for December 1, 2025. The Company continues to expressly deny any charges or allegations of wrongdoing or liability arising out of any of the conduct, statements, acts, or omissions alleged in the action.
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
As of September 30, 2025, the Company was not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

NOTE 13 – NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$11,127	$14,797	$3,850	$28,322

Denominator:
Weighted average common shares outstanding – basic	667,066,071	662,248,231	665,910,494	661,586,351
Dilutive common equivalent shares from equity options and awards	1,791,698	3,903,128	1,639,179	3,136,950
Weighted average common shares outstanding – diluted	668,857,769	666,151,359	667,549,673	664,723,301

Net income per share:
Basic	$0.02	$0.02	$0.01	$0.04
Diluted	$0.02	$0.02	$0.01	$0.04
The shares of the Company’s common stock underlying stock options, restricted stock units (“RSUs”) and stock settled stock appreciation rights (“SARs”) that were excluded in the computation of diluted net income per common share because their inclusion would have been anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	8,407,588	6,522,429	8,679,182	8,495,650
RSUs	4,704,516	4,427,600	14,573,100	4,759,093
SARs	29,970	182,250	29,970	182,250

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
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM assesses the Company’s performance based on net income that is also reported on the Condensed Consolidated Statement of Operations and Comprehensive Income. The measure of the Company’s segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.
The CODM uses net income to evaluate income generated from segment assets in deciding how to reinvest profits into the Company as well as in assessing performance of the segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$114,579	$119,080	$317,841	$321,929
Less: (1)
Cost of product (excluding amortization)	32,677	34,781	88,372	89,361
Marketing expenses	23,414	17,190	68,846	48,004
Adjusted selling, general, and administrative (2)	26,560	22,283	77,695	69,283
Depreciation and amortization	13,698	13,456	40,276	40,254
Interest expense	7,691	15,610	33,791	44,708
Interest income	(2,690)	(6,605)	(12,169)	(19,067)
Tax Receivable Agreement liability adjustment	(9,452)	—	(9,452)	—
Income tax (benefit) provision	(2,427)	4,864	(3,334)	9,387
Share-based compensation expense	3,311	2,516	9,692	8,560
Other segment items (3)	10,670	188	20,274	3,117
Net income	$11,127	$14,797	$3,850	$28,322
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Amounts exclude depreciation and amortization expense, certain litigation-related expenses, acquisition-related costs and research and development costs.
(3) For the three and nine months ended September 30, 2025, other segment items included certain litigation-related expenses, acquisition-related costs, research and development costs and other (income) expense, net. For the three and nine months ended September 30, 2024, other segment items included research and development costs and other (income) expense, net.

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

Results of operations
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
The following table sets forth our consolidated results for each of the periods presented:

	Three Months Ended September 30,
	2025		2024
	(in thousands)	% of net sales	(in thousands)	% of net sales
Net sales	$114,579	100.0%	$119,080	100.0%
Cost of sales:
Cost of product (excluding amortization)	32,677	28.5	34,781	29.2
Amortization of patented formulations	2,704	2.4	2,565	2.2
Total cost of sales	35,381	30.9	37,346	31.4
Gross profit	79,198	69.1	81,734	68.6
Operating expenses:
Selling, general, and administrative	64,110	56.0	42,956	36.1
Amortization of other intangible assets	10,905	9.5	10,782	9.1
Total operating expenses	75,015	65.5	53,738	45.1
Operating income	4,183	3.7	27,996	23.5
Interest expense	7,691	6.7	15,610	13.1
Interest income	(2,690)	(2.3)	(6,605)	(5.5)
Other (income) expense, net:
Tax Receivable Agreement liability adjustment	(9,452)	(8.2)	—	—
Other (income) expense, net	(66)	(0.1)	(670)	(0.6)
Total other (income) expense, net	(9,518)	(8.3)	(670)	(0.6)
Income before income taxes	8,700	7.6	19,661	16.5
Income tax (benefit) provision	(2,427)	(2.1)	4,864	4.1
Net income	$11,127	9.7%	$14,797	12.4%
Net Sales
We distribute products in the U.S. and internationally through professional distributors in salons, directly to retailers for sale in their physical stores and on their e-commerce sites, and DTC through sales to third party e-commerce customers and through our Olaplex.com websites. As such, net sales by our three sales channels consisting of professional, specialty retail and DTC for the three months ended September 30, 2025 and 2024 were as follows:

(in thousands)	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net sales by Channel:
Professional	$44,452	$42,198	$2,254	5.3%
Specialty retail	36,863	42,607	(5,744)	(13.5)
DTC	33,264	34,275	(1,011)	(2.9)
Total Net sales	$114,579	$119,080	$(4,501)	(3.8)%
Total net sales decreased 3.8% for the three months ended September 30, 2025, compared to the same period in 2024. By channel, professional net sales increased 5.3%, while specialty retail and DTC net sales decreased 13.5% and 2.9%, respectively, for the three months ended September 30, 2025, compared to the same period in 2024. U.S. and international net sales represented 45% and 55% of total net sales, respectively, for the three months ended September 30, 2025. U.S. and international net sales each represented 50% of total net sales for the three months ended September 30, 2024.

Cost of Sales and Gross Profit

(in thousands)	Three Months Ended September 30,		$ Change	% Change
	2025	2024
Cost of sales	$35,381	$37,346	$(1,965)	(5.3)%
Gross profit	$79,198	$81,734	$(2,536)	(3.1)%
Our cost of sales decreased primarily due to channel and product mix in the three months ended September 30, 2025 as compared to the same period in the previous year, partially offset by $0.7 million in inventory write-offs recorded for product obsolescence during the three months ended September 30, 2025, compared to $0.5 million recorded during the three months ended September 30, 2024.
As a result of the activity described above, our gross profit margin increased from 68.6% in the three months ended September 30, 2024 to 69.1% in the three months ended September 30, 2025.
Operating Expenses

(in thousands)	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Selling, general, and administrative expenses	$64,110	$42,956	$21,154	49.2%
Amortization of other intangible assets	10,905	10,782	123	1.1
Total operating expenses	$75,015	$53,738	$21,277	39.6%
The increase in selling, general and administrative expenses during the three months ended September 30, 2025, compared to the same period in 2024, was primarily driven by $9.3 million in acquisition-related costs (see further discussion regarding the Purvala acquisition in “Note 2 - Summary of Significant Accounting Policies - Asset Acquisition”) and increases of $6.2 million in non-payroll advertising and marketing expenses, $4.8 million in payroll costs driven by merit increases and organizational realignment costs, and $2.0 million in legal and professional fees.
Interest Expense, Net

(in thousands)	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Interest expense	$7,691	$15,610	$(7,919)	(50.7)%
Interest income	(2,690)	(6,605)	3,915	(59.3)
Interest expense, net	$5,001	$9,005	$(4,004)	(44.5)%
Interest expense for the three months ended September 30, 2025 decreased as compared to the same period in the previous year due to our voluntary repayment of $300.0 million of outstanding principal on the 2022 Term Loan Facility on May 1, 2025, as well as lower interest rates during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
Interest income for the three months ended September 30, 2025 decreased as compared to the same period in the previous year due to the $300.0 million principal repayment on the 2022 Term Loan Facility, which reduced available funds for investments as well as lower interest rates during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Other (Income) Expense, Net

(in thousands)	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Tax Receivable Agreement liability adjustment	$(9,452)	$—	$(9,452)	(100.0)%
Other (income) expense, net	(66)	(670)	604	90.1
Total other (income) expense, net	$(9,518)	$(670)	$(8,848)	(1320.6)%
Total other (income) expense, net increased primarily due to a benefit of $9.5 million from a decrease to our Tax Receivable Agreement liability related to the effect of the OBBBA. See "Financial Condition, Liquidity and Capital Resources - Tax Receivable Agreement Obligations” for further discussion.
Other (income) expense, net decreased primarily due to foreign currency transaction activity driven by the performance of the U.S. dollar.
Income Tax (Benefit) Provision

(in thousands)	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Income tax (benefit) provision	$(2,427)	$4,864	$(7,291)	(149.9)%
Our effective tax rate was (27.9)% for the three months ended September 30, 2025, as compared to 24.7% for the three months ended September 30, 2024.
Our effective tax rate for the three months ended September 30, 2025 was lower than the statutory rate of 21% primarily due to the impacts of the non-taxable income resulting from a reduction of the Tax Receivable Agreement liability, non-deductible stock compensation, and the non-deductible expense for the IPR&D associated with the Purvala acquisition.
For the three months ended September 30, 2024, the effective tax rate was higher than the statutory tax rate of 21% primarily due to the unfavorable impact of non-deductible stock compensation, the effect of state income taxes, and interest associated with income taxes, partially offset by the FDII deduction.

Results of operations
Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
The following table sets forth our consolidated results for each of the periods presented:

	Nine Months Ended September 30,
	2025		2024
	(in thousands)	% of net sales	(in thousands)	% of net sales
Net sales	$317,841	100.0%	$321,929	100.0%
Cost of sales:
Cost of product (excluding amortization)	88,372	27.8	89,361	27.8
Amortization of patented formulations	7,280	2.3	7,054	2.2
Total cost of sales	95,652	30.1	96,415	29.9
Gross profit	222,189	69.9	225,514	70.1
Operating expenses:
Selling, general, and administrative	178,006	56.0	128,816	40.0
Amortization of other intangible assets	32,728	10.3	32,807	10.2
Total operating expenses	210,734	66.3	161,623	50.2
Operating income	11,455	3.6	63,891	19.8
Interest expense	33,791	10.6	44,708	13.9
Interest income	(12,169)	(3.8)	(19,067)	(5.9)
Other (income) expense, net:
Tax Receivable Agreement liability adjustment	(9,452)	(3.0)	—	—
Other (income) expense, net	(1,231)	(0.4)	541	0.2
Total other (income) expense, net	(10,683)	(3.4)	541	0.2
Income before income taxes	516	0.2	37,709	11.7
Income tax (benefit) provision	(3,334)	(1.0)	9,387	2.9
Net income	$3,850	1.2%	$28,322	8.8%
Net Sales
Net sales by our three sales channels consisting of professional, specialty retail and DTC for the nine months ended September 30, 2025 and 2024 were as follows:

(in thousands)	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net sales by Channel:
Professional	$116,438	$114,360	$2,078	1.8%
Specialty retail	105,770	113,463	(7,693)	(6.8)
DTC	95,633	94,106	1,527	1.6
Total Net sales	$317,841	$321,929	$(4,088)	(1.3)%
Total net sales decreased 1.3% for the nine months ended September 30, 2025, compared to the same period in 2024. By channel, professional and DTC net sales increased 1.8% and 1.6%, respectively, while specialty retail net sales decreased 6.8% for the nine months ended September 30, 2025, compared to the same period in 2024. U.S. and international net sales represented 49% and 51% of total net sales, respectively, for the nine months ended September 30, 2025. U.S. and international net sales each represented 50% of total net sales for the nine months ended September 30, 2024.

Cost of Sales and Gross Profit

(in thousands)	Nine Months Ended September 30,		$ Change	% Change
	2025	2024
Cost of sales	$95,652	$96,415	$(763)	(0.8)%
Gross profit	$222,189	$225,514	$(3,325)	(1.5)%
Our cost of sales decreased primarily due to channel and product mix in the nine months ended September 30, 2025, as compared to the same period in the previous year, partially offset by $3.5 million in inventory write-offs for product obsolescence recorded during the nine months ended September 30, 2025, compared to $3.0 million recorded during the nine months ended September 30, 2024.
As a result of the activity described above, our gross profit margin decreased from 70.1% in the nine months ended September 30, 2024 to 69.9% in the nine months ended September 30, 2025.
Operating Expenses

(in thousands)	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Selling, general, and administrative expenses	$178,006	$128,816	$49,190	38.2%
Amortization of other intangible assets	32,728	32,807	(79)	(0.2)
Total operating expenses	$210,734	$161,623	$49,111	30.4%
The increase in selling, general and administrative expenses during the nine months ended September 30, 2025, compared to the same period in 2024, was primarily driven by increases of $20.8 million in non-payroll advertising and marketing expenses, $13.2 million in legal and professional fees, $9.3 million in acquisition-related costs and $6.7 million in payroll costs driven by merit increases and organizational realignment costs, partially offset by a decrease of $1.8 million in distribution and fulfillment costs.
Interest Expense, Net

(in thousands)	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Interest expense	$33,791	$44,708	$(10,917)	(24.4)%
Interest income	(12,169)	(19,067)	6,898	(36.2)
Interest expense, net	$21,622	$25,641	$(4,019)	(15.7)%
Interest expense for the nine months ended September 30, 2025 decreased as compared to the same period in the previous year due to our voluntary repayment of $300.0 million of outstanding principal on the 2022 Term Loan Facility on May 1, 2025, as well as lower interest rates during the nine months ended September 30, 2025, as compared to the same period in the previous year. This decrease was partially offset by a $2.6 million write-off of deferred debt issuance costs related to the $300 million principal repayment.
Interest income for the nine months ended September 30, 2025 decreased as compared to the same period in the previous year due to the $300.0 million principal repayment on the 2022 Term Loan Facility, which reduced available funds for investments, as well as due to lower interest rates during the nine months ended September 30, 2025, as compared to the same period in the previous year.

Other (Income) Expense, Net

(in thousands)	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Tax Receivable Agreement liability adjustment	$(9,452)	$—	$(9,452)	(100.0)%
Other (income) expense, net	(1,231)	541	(1,772)	(327.5)
Total other (income) expense, net	$(10,683)	$541	$(11,224)	(2074.7)%
Total other (income) expense, net increased primarily due to a benefit of $9.5 million from a decrease to our Tax Receivable Agreement liability related to the effect of the OBBBA. See "Financial Condition, Liquidity and Capital Resources - Tax Receivable Agreement Obligations” for further discussion.
Other (income) expense, net increased primarily due to foreign currency transaction activity driven by the performance of the U.S. dollar.
Income Tax (Benefit) Provision

(in thousands)	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Income tax (benefit) provision	$(3,334)	$9,387	$(12,721)	(135.5)%
Our effective tax rate was (646.1)% for the nine months ended September 30, 2025, as compared to 24.9% for the nine months ended September 30, 2024.
Our effective tax rate for the nine months ended September 30, 2025 was lower than the statutory rate of 21% primarily due to discrete tax benefits for certain litigation-related expenses and the non-taxable income resulting from the reduction of the Tax Receivable Agreement liability, the impacts of the non-deductible expense for the IPR&D associated with the Purvala acquisition and non-deductible stock compensation, all of which had disproportionate impacts on the effective tax rate when compared to the Company’s pre-tax income for the period.
For the nine months ended September 30, 2024, the effective tax rate was higher than the statutory tax rate of 21% primarily due to the unfavorable impact of non-deductible stock compensation, the effect of state income taxes, and interest associated with income taxes, partially offset by the FDII deduction.
Financial Condition, Liquidity and Capital Resources
Overview
Our primary recurring source of cash is the collection of proceeds from the sale of our products to our customers, including cash periodically collected in advance of delivery or performance.
Our primary use of cash is for working capital and payment of our operating costs, which consist primarily of employee-related expenses as well as general operating expenses for marketing, fulfillment costs of customer orders, overhead costs, innovation, capital expenditures and debt servicing. We also utilize cash for strategic investments and acquisitions. Fluctuations in working capital are primarily caused by customer demand for our products, timing of when a retailer rearranges or restocks our products, timing of inventory purchases, and the amount and timing of our payables and expenses, including to implement our business transformation plan. We expect to generate less cash from operations in the current year, as compared to the prior year, as we fund working capital needs required to grow our business. Capital expenditures typically vary and are currently limited, and future capital expenditure requirements depend on strategic initiatives selected for the fiscal year, including investments in infrastructure and expansion of our customer base.
Although international markets represented 51% of our net sales during the nine months ended September 30, 2025, the majority of our bank deposits are held within the U.S.
On May 1, 2025, we voluntarily repaid $300.0 million of outstanding principal on the 2022 Term Loan Facility. The repayment was funded using available cash on hand and did not result in prepayment penalties or fees. We continually evaluate our capital structure to maintain financial flexibility.

As of September 30, 2025, we had $286.4 million of cash and cash equivalents. In addition, as of September 30, 2025, we had borrowing capacity of $150.0 million under the 2022 Revolver, providing us with a liquidity position of $436.4 million plus $73.2 million of working capital excluding cash and cash equivalents for a combined $509.6 million total liquidity position.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$25,989	$93,410
Investing activities	(12,288)	(3,369)
Financing activities	(313,290)	(17,612)
Net (decrease) increase in cash and cash equivalents	$(299,589)	$72,429
Operating Activities
Net cash provided by operating activities was $26.0 million for the nine months ended September 30, 2025, primarily reflecting our net income of $3.9 million, net of non-cash cost items and changes in operating working capital. Non-cash adjustments were primarily driven by amortization of other intangibles of $32.7 million, share-based compensation expense of $9.7 million, acquisition-related costs in investing activities of $9.3 million and amortization of patent formulations of $7.3 million, partially offset by a reduction to our Tax Receivable Agreement liability of $9.5 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $30.9 million.
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
Investing Activities
Net cash used in investing activities was $12.3 million for the nine months ended September 30, 2025, primarily reflecting payments of $10.6 million related to our acquisition of Purvala and investments of $1.5 million related to the purchase and development of software.
Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2024, reflecting investments of $2.7 million related to the purchase and development of software and purchases of property and equipment of $0.7 million.
Financing Activities
Net cash used in financing activities was $313.3 million for the nine months ended September 30, 2025, consisting of $301.7 million of principal payments for the 2022 Term Loan Facility and $12.1 million of payments pursuant to our Tax Receivable Agreement, partially offset by proceeds of $0.5 million from stock option exercises.
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
2022 Credit Facility
As of September 30, 2025, we had outstanding indebtedness under the 2022 Credit Agreement of $354.8 million. As of September 30, 2025, we had $150.0 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding amounts under the 2022 Term Loan Facility was 7.8% per annum as of September 30, 2025. We have not drawn on the 2022 Revolver as of September 30, 2025. The remaining balance under the 2022 Term Loan Facility is due at maturity. The maturity date of the 2022 Term Loan Facility is February 23, 2029, and the maturity date of the 2022 Revolver is February 23, 2027.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions) pay dividends and distributions or repurchase its capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The 2022 Credit Agreement also includes reporting, financial and maintenance covenants, as well as a springing first lien leverage ratio financial covenant that is applicable only to lenders under the 2022 Revolver. The Company was in compliance with these affirmative and negative covenants on September 30, 2025 and December 31, 2024. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement.
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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in U.S. tax rules may significantly impact the established liability and changes would be recorded to other expense (income) in the period we made the determination. During the three and nine months ended September 30, 2025, the Company recognized the effects of the OBBBA on its Tax Receivable Agreement liability. The net reduction of $9.5 million to the Tax Receivable Agreement liability was primarily due to a decrease in the expected tax savings in the fiscal year ending December 31, 2026 and beyond due to the increase in the deduction allowed for FDII enacted by the OBBBA.

Contractual Obligations and Commitments
There were no material changes to our contractual obligations since the filing of our 2024 Form 10-K, other than our voluntary repayment of $300.0 of outstanding principal on our 2022 Term Loan Facility on May 1, 2025, described above under "Financial Condition, Liquidity and Capital Resources - Overview.”
Critical Accounting Estimates
Our unaudited, interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements requires us to make estimates and assumptions about future events that affect amounts reported in our unaudited, interim Condensed Consolidated Financial Statements and related notes at the date of the financial statements. We evaluate our accounting estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. For additional detail regarding our critical accounting estimates, see our discussion for the year ended December 31, 2024 in the 2024 Form 10-K. There have been no material changes to these critical accounting estimates in the nine months ended September 30, 2025, except as noted below.
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
As of September 30, 2025, the Company continues to monitor all of the assumptions used in the impairment test performed in 2024 and has not identified a triggering event. If these assumptions change in the future, given the global economic uncertainty or other matters, including a continued decline in stock price, the Company may be required to record a goodwill impairment charge.
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
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c)During the three months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1*#
Stock Purchase Agreement, dated August 20, 2025, among Olaplex, Inc., Purvala Bioscience, Inc., the stockholders and optionholders of Purvala Bioscience, Inc, and Shareholder Representative Services LLC, as the representative of the stockholders and optionholders (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on August 26, 2025 (File No. 001-40860)).

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
* Certain annexes, exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, exhibits and schedules upon request by the SEC.
# Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby undertakes to furnish an unredacted copy of the exhibit upon request by the SEC.
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

OLAPLEX HOLDINGS, INC.

	By:	/s/ Amanda Baldwin
November 6, 2025		Name:	Amanda Baldwin
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Catherine Dunleavy
November 6, 2025		Name:	Catherine Dunleavy
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)