Form 10-K
period 2025-12-31
OLAPLEX HOLDINGS, INC.
filed 2026-03-05
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2025 was approximately $198.1 million.
As of February 26, 2026, the registrant had 669,402,641 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end of December 31, 2025, are incorporated by reference into Part III of this Annual Report.

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
The forward-looking statements in this Annual Report reflect our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operation. Examples of forward-looking statements include, among others, statements we make regarding: our financial position, liquidity, capital structure, sales and operating results; our business plans, strategies, investments and objectives; demand for our products; general economic and industry trends, including tariffs; our business prospects; our marketing and brand strategies, including our packaging redesign initiative; our intellectual property; innovation and new product introduction; our international operations; our sales channels and omnichannel strategy; changes in laws and regulations; future payments under our Tax Receivable Agreement; our customers; our supply chain and global distribution network; our information technology and cybersecurity profile; our employees and culture; our sustainability initiatives; our dividend policy; interest rate derivatives; and our evaluation of goodwill. Forward-looking statements are predictions based upon assumptions that may not prove to be accurate, and they are not guarantees of future performance. As such, you should not place significant reliance on our forward-looking statements. Neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, including any such statements taken from third party industry and market reports.
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
•our relationships with and the capabilities and performance of our suppliers, manufacturers, distributors and retailers and our ability to manage our supply chain, including sourcing, manufacturing and quality control;
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
•the impact of changes in federal, state and international laws, regulations and administrative policy, tariffs and other trade policies;
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
•Our products generally rely on a single or a limited number of manufacturers. The loss of manufacturers, quality or production concerns at any of our manufacturers or suppliers, or shortages in the supply of raw materials or finished products could harm our business, prospects, results of operations, financial condition and cash flows;
•A disruption in our supply chain could adversely affect our business, financial condition and results of operations;
•We depend on a limited number of customers for a large portion of our net sales;
•We may be affected by shifts in distribution channels, changes in consumer shopping preferences, and changes in the salon and retail environments;
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
•Government reviews, inquiries, investigations and actions could harm our business;
•Government regulations relating to the marketing and advertising of our products may restrict, inhibit or delay our ability to sell our products and harm our business;
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
•Impairment of our goodwill and other intangible assets would result in a reduction in net income; and
•Acquisitions, joint ventures or strategic investments may expose us to additional risks.

PART I
ITEM 1. BUSINESS
Company Overview
OLAPLEX is a foundational health and beauty company powered by breakthrough innovation that starts with and is inspired by the professional hairstylist (“Pro”). Our products are designed to enable Pros and their clients to achieve their best results and to provide consumers with a holistic hair regimen that starts by establishing a foundation for healthy hair.
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
Our Products
OLAPLEX’s products are designed to provide a holistic hair health regimen, from root to tip. From our origins of creating the bond-building space, our product portfolio has expanded to approximately 30 products that support the hair health needs of our Pro and consumer communities. We seek to develop science-based and technology-forward products that service foundational hair health. Recognizing that hair health starts inside the hair, we utilize our patent-protected bond-building technology, Bis-amino, which works on the molecular level to repair the hair’s disulfide bonds. Leveraging our Bis-amino technology, our two-part salon and at home bond-building treatments are complete bond builders that can repair all three main chemical bonds deep inside the hair: hydrogen, ionic and disulfide bonds. In 2024, we introduced the first in-salon service for repairing and shaping curls with another first to market innovation - our patent-protected OLAPLEX Bond Shaping Technology™ - a proprietary peptide that penetrates deep into the hair to strengthen, rebuild, and reform curl-shaping disulfide bonds. These products and in-salon treatments are complemented by our broader product portfolio that seeks to provide a holistic healthy hair regimen by furthering its strength and elasticity, shine and sheen, smoothness and anti-frizz, softness and moisturization, and shape retention and integrity. We believe that our product offerings support our interconnected Pro and consumer communities and create demand for our products across our omnichannel distribution network.
We strive to continue to break ground in the prestige haircare category with our Pro-first and consumer-centric innovation strategy. We have rebuilt our innovation engine, strengthened our product development process and enhanced our product pipeline, which we believe will allow us to continue to introduce breakthrough science while expanding our product portfolio. Our 2025 product innovations aimed to balance expansion within existing categories where we have strong market share with entry into fast-growing niche segments that we believe are underpenetrated by both OLAPLEX and the beauty industry generally. Within wash care, where we have strong market share, we launched No. 4FINE and No. 5FINE Bond Maintenance® Shampoo and Conditioner, which use customized formulations designed to optimize hair health for consumers who have fine hair. Additionally, we launched No. 0.5 Scalp Longevity Treatment, which marked our entry into one of the fastest-growing niches in the prestige haircare category. We also launched two hair masks, our Rich Hydration Mask and Weightless Nourishing Mask, utilizing our proprietary technology to introduce innovation that extends hydration and strengthens hair through five washes. In August 2025, we acquired Purvala Bioscience, Inc. (“Purvala”), a Boston-based biotechnology company, which seeks to develop transformative bioinspired technologies with applications across the health and beauty industries. With our acquisition of Purvala and our strengthened internal innovation engine, we seek to create the next generation of disruptive science-backed product innovation, and we expect to launch at least two to three innovations annually over the coming years. We intend to focus on developing or acquiring proprietary new technologies, building on existing technology platforms, and exploring adjacent categories in haircare and other categories.

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
In fiscal year 2026, we are introducing a refreshed visual identity for our product packaging that seeks to elevate our packaging design to reflect our brand identity. We plan to implement our refreshed packaging across our product portfolio in a phased manner.
Our Market
OLAPLEX products are designed to provide consumers with a hair health regimen that can be customized for particular hair types and textures, allowing our products to appeal to a broad range of consumers in the prestige haircare category. Haircare is a large market that we believe presents significant opportunities for growth. According to Euromonitor, in 2024, consumers spent an estimated $93 billion globally on retail haircare products, with consumer retail spend anticipated to grow at a compound annual growth rate of approximately 6% from 2024 to 2029. Within the broader retail haircare market, OLAPLEX operates in the fastest growing category of premium haircare (which we refer to herein as “prestige haircare”), which Euromonitor forecasts will grow at a compound annual growth rate of approximately 7% globally from 2024 to 2029, as consumers “trade up” and increase their haircare spending as they experience the benefits of higher quality products. According to Circana, in the United States, OLAPLEX's home market, prestige haircare sales were $4.9 billion in 2025, an increase of 8% compared to 2024. In addition, consumers are estimated to spend over $200 billion globally on salon haircare services annually. Consumer spend on salon haircare services drives the market for Pros to spend on haircare products for use in the salon.
We believe there is substantial long-term opportunity to grow globally, focusing on our key markets. Our priority international regions are currently key markets in Europe and Asia, which we serve either directly or through distributors.
In 2025, we began executing a systematic market-by-market reset of our international distribution network that follows a three-tiered approach: distributor-led priority markets, OLAPLEX direct investment markets, and light-touch distributor markets. This three-tiered approach prioritizes investments designed to meet the unique characteristics of each market and allows us to focus our investments on the countries that we believe offer the greatest growth potential while providing the tools and direction needed for consistent brand and business execution around the world.

Our Channels
We believe that a key differentiator of OLAPLEX is our synergistic omnichannel strategy. Our three sales channels, professional, specialty retail, and direct-to-consumer (“DTC”), work together to reinforce relationships with current customers and introduce our products to an expanded potential customer base.
We seek to build and maintain strong customer relationships globally. Our products were sold in more than 60 countries across the world in 2025. During the year ended December 31, 2025, one of our customers represented 18% of our total net sales. During the year ended December 31, 2024, three of our customers represented 39% of our total net sales, in aggregate. During the year ended December 31, 2023, two of our customers represented 21% of our total net sales, in aggregate. In 2025, approximately 48% of our net sales were generated in the U.S. and approximately 52% of our net sales were international, based on the shipping address on record for the customer purchasing our products. The majority of net sales are transacted in U.S. Dollars, our functional and reporting currency.
Professional Channel Rooted in our Pro Community, the Foundation of OLAPLEX
Our Pro community has been at the center of our brand since inception. In our professional channel, our products are sold primarily through beauty supply distributors who then sell those products to professional beauty outlets, such as professional beauty supply stores, salons and licensed Pros, for use in the salon or for Pros to sell to consumers for use at home. In 2025, we sold our products through over 110 professional distributors. Where permitted by law, our international distributors generally may only sell our products to professional beauty outlets in specific territories, with some having the exclusive right to sell our products in the territory. Our agreements with professional beauty distributors also typically contain minimum purchase and sell-through requirements and prohibit the distributor from selling products deemed competitive with ours.
Specialty Retail Channel Focused on Reaching Consumers
Our specialty retail channel includes specialty retailers with online and/or brick and mortar presences, where we further build our brand by reinforcing our relationship with current consumers and accessing new consumers. Many of our primary customers are preeminent retailers in the beauty industry. In 2025, we sold our products through over 65 retailers in more than 20 countries throughout the world.

DTC Channel Leveraging our Digital Capabilities
We sell our products directly to consumers through our branded website, Olaplex.com, and third-party e-commerce platforms, including Amazon and pure play beauty and wellness partners. Our branded website provides our customers with the full OLAPLEX brand experience and is an important educational tool for Pros and our customers to learn about our products.
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
Our finished products are manufactured by third-party manufacturers located in the U.S. and Europe. Cosway Company Inc. (“Cosway”) manufactured products that accounted for 54% of our net sales and 52% of our inventory product purchases in 2025.
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
Seasonality
Our revenues typically are slightly higher in the second half of the fiscal year due to increased levels of purchasing by consumers and retailers for the end of year holiday selling season. However, fluctuations in net sales in any fiscal quarter may be attributable to a number of other factors, including macroeconomic factors, competitive activity, the level and scope of new product introductions or promotional and planning activities undertaken by us or our customers, which may impact the timing of purchases or order placement.
Competition
There is significant competition within each market where our products are sold. Competition in the beauty industry is based on a variety of factors, including innovation, product efficacy, pricing, brand recognition and loyalty, service to the consumer, distribution, promotional activities, advertising, special events, new product introductions, e-commerce initiatives, sustainability and other activities. We compete against a number of global and local companies who operate in the prestige haircare category. Some of our competitors are large multinational companies, many of which market and sell their haircare products under multiple brands across different price tiers. Our competitors include Estee Lauder, Henkel AG & Co. KGaA, Kao Corporation, L’Oreal S.A., Procter & Gamble and Unilever. In addition, small independent companies continue to enter the market with new brands and customized product offerings. Certain of our competitors also have ownership interests in third parties that are our customers.
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

In addition, as of December 31, 2025, we owned over 180 issued patents worldwide, including 20 U.S. patents, and over 35 pending patent applications worldwide. Our patent portfolio includes patent families with approximately 100 granted patents worldwide that include claims that cover Olaplex's product line and claims that cover other haircare, nail and skincare products that utilize similar mechanisms to Olaplex's proprietary technology. The patents in these families are generally expected to expire between 2034 and 2041, absent any term extension. Any additional patents that grant from pending applications in these patent families would also be expected to expire between 2034 and 2041.
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
Environmental Sustainability
Our products are formulated without Parabens, Sodium Lauryl Sulfate “SLS”, Sodium Lauryl Ether Sulfate “SLES”, Phthalates, Formaldehyde releasers, Mineral oil and Petrolatum and are certified as “cruelty free” by the Leaping Bunny Program. Since our early days, we have focused on limiting the use of secondary product packaging, and as a result of these efforts, we have avoided using secondary paper packaging for the majority of our products. For our products and kits that do use secondary paper packaging, the paper cartons we currently use are Forest Stewardship Council (FSC) certified. We are focused on increasing packaging circularity and the use of sustainably sourced materials in our packaging.
Diversity, Equity and Inclusion
We believe there is unity in diversity, and our mission is to create a culture that celebrates our bonds by embracing, elevating and empowering individuals from all backgrounds. It is important that our employees reflect the diversity of our Pro and consumer communities, and our focus on diversity, equity and inclusion remains a key factor in both our consumer strategy and internal culture. Our current Olaplex employees include former Pros whose unique perspectives and insights have helped us better understand our diverse consumer base and what matters to them. We are proud to have a diverse workplace environment where 78% of our U.S.-based employees identified as female and 37% identified as non-white as of December 31, 2025. Additionally, seven of the eleven members of our board of directors (the “Board of Directors”) and the majority of our leadership team identify as female. We know through experience that different ideas, perspectives and backgrounds create a stronger and more creative work environment that can deliver better results.
Supporting Small Businesses
We are invested in the success of our Pro community as their businesses grow alongside ours. Currently, we believe that the majority of our salon community is made up of small businesses and/or Pros who identify as female, and a meaningful percentage of our Pros identify as racial or ethnic minorities.
Employees and Human Capital Resources
Employees
As of December 31, 2025, Olaplex employed 278 employees and leveraged contractors to supplement work in key areas. We do not have any employees governed by a union. We utilize professional employer organizations (“PEOs”), who serve as our employers of record and, depending on the jurisdiction, administer certain of our human resources, payroll and employee benefits functions.

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
Government Regulation
We and our products are subject to various federal, state and local laws and regulations, including regulation in the United States by the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”), as well as regulation outside the United States by the European Commission, among others. These laws and regulations principally relate to ingredients, proper labeling, advertising, packaging, marketing, manufacture, safety, shipment and disposal of our products, as well as environmental matters.
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
In addition, the FDA requires that cosmetic labeling and claims be truthful and not misleading. Moreover, cosmetics may not be marketed or labeled for their use in treating, preventing, mitigating, or curing disease or other conditions or in affecting the structure or function of the body, as such claims would cause the products to be drugs and subject to regulation as drugs. The FDA has issued warning letters to cosmetic companies alleging improper drug claims regarding their cosmetic products. In addition to FDA requirements, the FTC and state consumer protection laws and regulations can subject a cosmetics company to a range of requirements and theories of liability, including similar standards regarding false and misleading product claims, under which FTC or state enforcement or class-action lawsuits may be brought.
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
In the European Union (“E.U.”), the sale of cosmetic products is regulated under, amongst other laws, the E.U. Cosmetics Regulation (EC) No 1223/2009 (the “E.U. Cosmetics Regulation”), which provides the general regulatory framework for finished cosmetic products placed on the E.U. market, and the E.U. REACH Regulation (EC) No 1907/2006 (the “E.U. REACH Regulation”). The overarching requirement of the E.U. Cosmetics Regulation is that a cosmetic product made available on the E.U. market must be safe for human health when used under normal or reasonably foreseeable conditions of use, taking account of the following: (a) presentation including conformity with Directive 87/357/EEC regarding health and safety of consumers; (b) labelling; (c) instructions for use and disposal; (d) any other indication or information provided by the responsible person; and (e) the maintenance of a product safety report.
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
The E.U. REACH Regulation aims to, amongst other things, ensure the safe use of chemicals, including chemicals used in cosmetic products. Chemical substances must be registered at the European Chemicals Agency (“ECHA”), and the ECHA has certain legal powers and duties to review registration dossiers for regulatory compliance. Bis-amino is registered under the E.U. REACH Regulation.
We rely on expert consultants and our responsible person(s) for our E.U. and U.K. product registrations and review of our labelling for compliance with regulations in the E.U. and the U.K.
We are also subject to a number of federal, state, local and international laws and regulations involving consumer privacy and data protection, data security, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and online payment services. Many of these laws and regulations are still evolving and being tested in courts, and may be subject to significant change.
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Investors should carefully consider the following information about these risks, together with the other information contained in this Annual Report. The risks described below reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, and the trading price of our common stock could decline. Some of the following risks and uncertainties are, and will be, exacerbated by any worsening of the global business and economic environment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, prospects, operating results or financial condition. See “Special Note Regarding Forward-Looking Statements” of this Annual Report.
Risks Related to Our Business
Our success depends, in part, on the effectiveness and successful implementation of our business transformation plan.
Our future growth and revenue depend upon the effectiveness and successful implementation of our business transformation plan, including our strategic priorities. Our transformation plan has resulted in and is expected to continue to result in changes to business priorities and operations, marketing and brand strategies, capital allocation priorities, and operational and organizational infrastructure, as well as increased demands on management. Achieving our transformation plan may require investment in new capabilities, product innovation, talent, third party service providers, infrastructure, information technology and markets, as well as in efforts to enhance our brand, our presence among the Pro community and our market penetration. These investments may result in short-term costs without associated current sales and, therefore, may be dilutive to our earnings, and such investments may not be successful. Further, such transformation initiatives, including investments, may result in higher than expected costs, loss of customers, reduced sales volume, loss of key personnel, and other negative impacts on our business. Implementation of our transformation plan may take longer than anticipated. The failure to realize anticipated benefits of our business transformation plan or any delay in realizing such benefits, which may be due to our inability to execute plans, delays in the implementation of our plans, the failure to achieve efficiency and scalability in our processes or infrastructure, global or local economic conditions, regulatory changes, competition, changes in the beauty industry or in consumer preferences, or the other risks described herein, could have an adverse effect on our business, financial condition and results of operations. Our work to reset our international distribution network has caused recent volatility in certain channels and geographies, and we may not achieve the expected benefits of our global strategy in the timeframe we anticipate, if at all. Our investments in sales and marketing, our brand marketing strategy and our innovation strategy may not result in increased consumer demand or revenue. In addition, we need to continue to attract, develop and retain qualified executives and employees to successfully implement our transformation plan. We have experienced employee turnover as we have worked to implement the initiatives we believe are required to achieve our strategic objectives. We may not be able to successfully retain and develop existing talent and identify, hire and integrate new talent, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees.
Our growth has in the past, and may in the future, strain our ability to effectively manage our operations, as it may require us to expand or enhance our management team and our sales, marketing, innovation, and information technology capabilities, including with respect to new or advancing technologies such as artificial intelligence (“AI”). Our growth initiatives may also result in expanded reliance on the capabilities of our third-party supply chain partners, including our contract manufacturers, raw material and component suppliers, and distribution and logistics partners. We may be unable to achieve our strategic priorities if we do not have the right level of efficiency and scalability in our processes and operations to manage the increased complexity of our business. For example, our efforts to refresh the visual identity of our packaging across our product portfolio alongside our continuing efforts to enhance our innovation pipeline creates operational complexities for us and our third-party supply chain partners. Ineffective execution of our packaging refreshment and innovation initiatives by us or our third-party partners may result in increased costs, product delays or shortages, lost sales or reputational harm and may divert the attention of management, our employees and our third-party partners, which could adversely impact our business and financial results. Ineffective execution to support growth could result in, among other things, product quality concerns, product delays or shortages, damage to our relationships with our customers or consumers, operating errors, outages, inadequate customer service, reputational harm, inappropriate claims or promotions by our marketing team or brand representatives, or governmental inquires and investigations, any of which could harm our revenue and ability to generate sustained growth or result in unanticipated expenses. Expansion into new international markets or within existing markets may create operating difficulties in managing our business across numerous jurisdictions and ultimately may not be successful, which could result in slower revenue growth, higher operating costs and lower margins than anticipated and could impair our ability to enter into additional new markets or attract new customers.
The beauty industry is highly competitive, and if we are unable to compete effectively, our business, financial condition and results of operations could be adversely affected.

We face vigorous competition in the beauty industry from companies throughout the world, including multinational consumer product companies and new independent beauty brands. Many multinational consumer product companies market and sell their products under multiple brands across different price tiers and have greater financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do. As a result, these companies may be able to better respond to changing business and economic conditions and compete in distribution channels, categories or territories where we are less represented. In addition, small independent companies continue to enter the market with new brands and customized product offerings. Certain of our competitors have and may continue to attempt to gain market share by offering products at prices at or below the prices at which our products are typically offered, including through the use of discounts or other promotions, or by marketing their products as lower cost or as more effective versions of certain of our products. It is difficult for us to predict the timing and scale of our competitors’ actions and their impact on the industry or on our business. Competition in the beauty industry is based on a variety of factors, including innovation, product efficacy, pricing, brand recognition and loyalty, service to the consumer, distribution, promotional activities, advertising, special events, new product introductions, e-commerce initiatives, sustainability and other activities. As we expand into adjacent or other categories, we have faced, and will continue to face, different and, in some cases, more formidable competition.
Our ability to compete depends on a number of factors, including the continued strength of our brand and quality of our products, our ability to attract and retain key talent, the success of our marketing and innovation strategies, our ability to execute our strategic plan, the successful management of new product introductions and innovations, our ability to competitively price and promote our products while maintaining our prestige positioning, the efficiency of our third-party manufacturing facilities and distribution network, the effectiveness of our omnichannel distribution model, our relationships with our key customers and Pros, our ability to maintain and protect our intellectual property and other rights used in our business, and our ability to leverage new or advancing technologies such as AI. Our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our business. In addition, certain of our competitors have ownership interests in third parties that are customers of ours, and, as a result, such customers may have an interest in promoting these competing brands over our products. Our inability to continue to compete effectively would have an adverse effect on our business, financial condition and results of operations.
Our brand is critical to our success. If we fail to maintain the value of our brand or our marketing efforts are not successful, our business, financial condition and results of operations would be adversely affected.
Maintaining, promoting and positioning our brand depends largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality products. We have made significant investments in sales and marketing aimed at generating brand demand. However, our brand development strategies and investments may not lead to sustained increases in brand recognition or relevance that will generate increased demand for our products. Such benefits may also take longer to materialize than anticipated. A failure to deliver innovative and high-quality products could tarnish our public image, and our discounting or promotional activities may negatively impact consumers’ perceptions of the prestige nature of our products. Failure by us or the third parties with whom we do business to comply with laws, regulations, ethical, social, product, labor and environmental standards could also jeopardize our reputation. In addition, our brand and reputation have been adversely affected by negative publicity or misinformation that is outside of our control. If we are unable to preserve our brand reputation, enhance our brand recognition or increase positive awareness of our products, we may not attract or engage customers and consumers or be able to expand our business or our sales could decline, which would negatively impact our business, financial condition and results of operations.
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
The use of social media by us, our brand ambassadors, influencers, and our consumers carries the risk that our image and reputation could be negatively impacted. Negative commentary or false statements disseminated by others about our brand, the safety, quality or efficacy of our products, our brand ambassadors, influencers, and other third parties who are affiliated with us have been, and may in the future be, posted on social media platforms. Social media and other consumer-oriented technologies have increased the speed and reach of information dissemination, and our target consumers often act on such information without further investigation into its accuracy. The harm to our brand and reputation resulting from the dissemination of negative commentary and false statements may be immediate and has had, and may in the future have, an adverse effect on our ability to attract and engage customers and consumers and on our business, financial condition and results of operations.
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
Our continued success depends on our ability to anticipate, gauge and react in a timely, effective manner to market trends, changes in consumer preferences for prestige haircare and other beauty products, and attitudes toward our industry and brand. We must continually work to timely develop, manufacture and market new products that are relevant to consumer preferences; anticipate and respond to market trends by developing or acquiring novel technology; maintain and enhance the recognition and reputation of our brand; successfully manage our inventories; and maintain and adapt to existing and emerging distribution channels and marketing platforms. Our new products and innovations on existing products may not receive the same level of consumer acceptance or margin profile as our products have in the past. In addition, from time to time, consumers may prioritize spending in other categories of prestige beauty products in which we do not participate, such as skincare or color cosmetics, which may negatively impact growth in the prestige haircare category and decrease demand for our products. These risks have been and may continue to be exacerbated by the current macroeconomic environment, which has led to shifts in consumer spending habits, confidence and sentiment.
Consumer tastes and preferences cannot be predicted with certainty and can change rapidly. The use of digital and social media by consumers and the speed by which information and opinions are shared increases this risk. Even if we are successful in anticipating consumer needs and preferences, our ability to timely and adequately respond to those needs and preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products while maintaining our distinctive brand identity as we expand the range of products we offer. The acceptance of new product launches and other product innovations may not be as high as we anticipate due to factors including lack of acceptance of the products themselves, the price of the products or the strengths of our competitors, including their ability to quickly introduce similar products or market their products as lower cost versions of our products. In addition, our ability to launch new products would be limited by delays or difficulties affecting the ability of our suppliers or manufacturers to procure raw materials, comply with quality standards and timely manufacture, distribute and ship new products or displays for new products, including as a result of regulations in the relevant jurisdictions. Sales of new products are affected by our ability to execute our marketing strategies, inventory management by our retail customers, and product shortages or limitations in retail display space by our retail customers. We may also experience a decrease in sales of existing products as a result of newly launched products, the impact of which could be exacerbated by shelf space limitations or any shelf space loss. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition and results of operations. Further, new product innovation may place a strain on our employees and our financial resources, including incurring expenses in connection with product innovation, development and marketing that are not subsequently supported by a sufficient level of sales.
As part of our ongoing business strategy, we may continue to expand our product launches into adjacent categories in haircare and other categories. The success of such product launches could be hampered by our relative inexperience operating in such categories, the strength of our competitors in such categories or any of the other risks described elsewhere in this “Risk Factors” section. Our failure to effectively respond to changing consumer preferences and market trends or to effectively introduce new products in our traditional product categories, new products in adjacent or other categories or innovations on existing products could lead to, among other things, lower sales, excess inventory or inventory shortages, markdowns and write-offs and diminished brand loyalty, and our business, financial condition and results of operations could suffer.
Our success depends, in part, on the quality, efficacy and safety of our products.
Any customer or consumer loss of confidence in the quality, efficacy or safety of our products or the ingredients used in our products, whether actual or perceived, or inclusion of ingredients that are regulated in certain jurisdictions, could harm our brand image and reputation and could cause consumers to choose other products. Regardless of their merit, allegations of adverse effects on product safety or suitability for use by particular consumers have harmed our brand and our reputation, subjected us to litigation and related expenses, and had an adverse impact on our sales, and we may be subject to similar allegations and legal claims in the future. Claimants in the past have alleged, and in the future may allege, that our products fail to meet quality or manufacturing specifications and standards, violate applicable laws or regulations, contain contaminants or other harmful ingredients, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects, or that our product claims, instructions or marketing are false and misleading. Such allegations, even if untrue, could also lead to increased scrutiny or enforcement action from regulatory authorities or cause us to stop selling or recall our products, which could adversely affect our business and financial results. Product-related claims or class action lawsuits increase our costs and could divert the attention of our management, which could adversely affect our business and financial results. In addition, concerns regarding the safety or quality of our competitors’ products could reduce consumer demand for our own products if consumers view such concerns to be similar or representative of the broader product category. As we continue to offer an increasing number of new products, our product-related claims risk may increase. In the event that claims are brought against us in the future, our insurance policies may not cover any or all of the resulting financial losses and the broader damage to our reputation that such claims may cause. Any claims brought against us may be subject to policy exclusions or exceed our existing or future insurance policy coverage of limits. In addition, we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future.
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
Our products generally rely on a single or a limited number of manufacturers. The loss of manufacturers, quality or production concerns at any of our manufacturers or suppliers, or shortages in the supply of raw materials or finished products could harm our business, prospects, results of operations, financial condition and cash flows.
We acquire raw materials, components and packaging from third-party suppliers, and our finished products are manufactured by third-party manufacturers. Our products generally rely on a single or a limited number of manufacturers. One company, Cosway, manufactured products that accounted for 54% of our net sales and 52% of our inventory product purchases in 2025. If we experience a partial or complete loss of a key manufacturer, quality or production concerns at any of our manufacturers, or a significant adverse change in our relationship with any of these manufacturers, we may be unable to resolve any such quality or production concerns in a timely manner or supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which could result in delays for certain products, lost sales and added costs that could harm our business and customer relationships. While we expect to continue to engage additional third-party manufacturers, engaging a new manufacturer involves risks and costs, including additional due diligence, investment and oversight, and may not ultimately be successful. Any new manufacturer may not have the same capacity to provide us finished product as our current manufacturers provide us. The failure to secure sufficient manufacturing capabilities from third parties, or any interruptions at our manufacturing locations, could have a material adverse effect on our business, financial condition and results of operations.
A principal raw material for our products is our patent-protected ingredient, Bis-amino. The other primary raw materials used in our products include essential oils, specialty ingredients, including our proprietary Bond Shaping Technology™, and packaging components. In the past, we have been able to obtain an adequate supply of our essential raw materials, and we currently believe we have an adequate supply for virtually all components of our products, including Bis-amino. However, we have encountered and may in the future encounter supply issues with raw materials due to increases in global demand and limited supply capacity, or other supply disruptions, as well as fluctuations in the cost of raw materials. Sustained increases in raw material costs or other inflationary pressures in the future may have an adverse effect on our ability to maintain current operating margins. Further, while we attempt to reduce our exposure to fluctuations in the price of raw materials through contractual arrangements with our suppliers, we may not accurately forecast prices and therefore may at times pay more than prevailing market rates.
If we experience supply shortages, price increases, quality control or production concerns, disruption in transportation, warehousing or other necessary services, or regulatory impediments with respect to raw materials, ingredients, components or packaging we use for our products, we may not be able to secure the raw materials or components necessary for the production of our products, which could result in delays for certain products, lost sales, reputational harm and added costs that could harm our business and customer relationships. We may also be required to seek alternative supplies or suppliers of such raw materials or components or modify the formula or packaging of our products. In addition, if any of our third-party suppliers cease to perform their obligations under our current contractual arrangements, terminate such arrangements, or are unable to produce products of acceptable quality or safety, we may need to find alternative sources of supply. Any new manufacturers or suppliers may have to be qualified under applicable industry, governmental and Company-mandated vendor standards, which can require additional investment and be time-consuming. We may not be able to establish alternative relationships on similar terms, without delay or at all, and any alternative supplier may not be of comparable quality. We also may be required to reformulate or substitute ingredients in our products, including due to shortages of specific raw materials in order to meet demand or to comply with regulations in certain jurisdictions, and these reformulated products may be more expensive to procure or less effective than current formulations and could harm our brand and reputation. If we are unable to successfully respond to such issues, our business, financial condition and results of operations would be adversely affected.
A disruption in our supply chain could adversely affect our business, financial condition and results of operations.
Our finished products are manufactured in the U.S. and Europe, primarily in Southern California. Any interruptions in operations at our manufacturing locations could result in our inability to satisfy demand, in particular because our products generally rely on a single or a limited number of manufacturers. In addition, we rely on third-party distributors within the United States and internationally. A number of factors could damage or destroy the manufacturing equipment or our inventory of components, supplies or finished goods, cause substantial delays in manufacturing, supply and distribution of our products, result in the loss of key information and cause us to incur additional expenses. These factors include industrial accidents, strikes and other labor disputes, natural disasters, such as wildfires, availability of natural resources, including water, political crises, such as terrorist attacks, war and other geopolitical instability, capacity constraints, equipment or technology malfunctions or failures, disruptions in ingredient, material or packaging supply, disruptions in supply chain or information technology, loss or impairment of key manufacturing sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, inflationary pressures, tariffs, trade restrictions, licensing requirements and other regulatory issues, unforeseen public health crises and other external factors over which we have no control. We have experienced, and may in the future experience, increased costs as a result of supply chain disruption and inflationary pressures. Further, our third-party manufacturers, suppliers or distributors may have economic or business interests that are inconsistent with ours; take actions contrary to our instructions, policies or objectives; be unable or unwilling to fulfill their obligations to us; engage in activities that may harm our reputation; or take other actions that are outside of our control. The occurrence of any such factors or events could have an adverse effect on our business, financial condition and results of operations.
Our business interruption insurance may not cover our losses, and insurance may not be available on commercially reasonable terms to cover certain of these events or interruptions. Regardless of the level of insurance coverage, any disruption that impedes our ability to timely manufacture our products could adversely affect our business, financial condition and results of operations.
We rely on third-party global service providers to deliver our products to customers, including directly to consumers. Our ability to receive inbound inventory efficiently and ship products to customers may be negatively affected by factors beyond our and these providers’ control, including health crises, weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events specifically impacting our service providers, such as labor disputes, cyberattacks, financial difficulties and system failures. We are also subject to risks of damage or loss during delivery by our shipping providers. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control.
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
During the year ended December 31, 2025, one of our customers represented 18% of our total net sales. We expect that certain of our largest customers will continue to account for a substantial portion of our net sales for the foreseeable future. We could be adversely impacted by the loss of a significant customer, a shift in the level of support for our brand by any of these customers, or any significant decrease in sales to these customers, including as a result of the restructuring or bankruptcy of one of our customers, consolidation among such customers, retail store closures, decrease in consumer demand or other factors. Any of these occurrences could reduce our net sales and operating income, lead to a decrease in customer confidence in our brand and cause a loss of other customers, and therefore could have an adverse effect on our business, financial condition and cash flows.
We may be affected by shifts in distribution channels, changes in consumer shopping preferences, and changes in the salon and retail environments.
We must continually work to maintain and adapt our selling, advertising, promotional and other consumer engagement activities to existing and emerging distribution channels. From time to time, evolutions in our distribution channels may impact our financial performance, and our financial performance in certain of our distribution channels may fluctuate relative to other distribution channels. For example, our international sales strategy may prioritize certain distribution channels based on the market dynamics in a particular jurisdiction, which may impact other distribution channels in such geographies. Further, changes in ordering patterns by our customers in certain channels, such as industry destocking, may impact our quarterly results. If one or more of our distribution channels fails to perform as expected, there could be an adverse effect on our business. Fluctuations in our distribution channels may have a greater impact on us than on companies that sell their products under multiple brands or that have larger product portfolios across different channels.
Our professional channel is impacted by decreased consumer demand for salon treatments and changes to the salon environment, and our Pro customers have limited their product supply when demand for salon treatments has decreased. In addition, our professional channel depends on our engagement with Pros and our reputation and brand image within the Pro community. Negative perceptions of our brand by the Pro community and their end consumers have had in the past, and may in the future have, an adverse effect on our professional channel. Further, there may be consolidation of the salon market. If consolidation leads to customers gaining purchasing power, we may need to reduce the cost of our products, which would have an impact on our earnings. Consolidation among our customers may also increase the risk of customer concentration.
In addition, consumer preferences have and may continue to shift with respect to retail traffic in brick and mortar stores. Further, any consolidation or liquidation in the retail trade may result in us becoming increasingly dependent on key retailers, could reduce our brand visibility and shelf space and could result in an increased risk related to the concentration of our customers. A severe, adverse impact on the business operations of our customers could have a corresponding material adverse effect on us.
We are subject to risks related to the global scope of our operations.
Our products are sold in more than 60 countries around the world, with approximately 52% of our net sales in 2025 generated outside the U.S. In addition, certain of our products are manufactured in Europe, and we have key third party operational facilities in Europe that warehouse and/or distribute goods for sale throughout the world. Our global operations are subject to many risks and uncertainties, including:
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
•lack of well-established or reliable legal and administrative systems in certain of our international markets; and
•social, economic and geopolitical conditions, such as a health crisis, terrorist attack, war or other hostilities and armed conflicts, including the current conflicts between Russia and Ukraine and in the Middle East.
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
Our business has historically been influenced by seasonal trends common to traditional retail selling periods, and our revenues are typically slightly higher in the second half of the fiscal year due to increased levels of purchasing by consumers and by our customers for the end of year holiday selling season. Higher sales during the third and fourth quarters may cause our working capital needs to be greater during the second and third quarters of the fiscal year. However, fluctuations in net sales in any fiscal quarter may be attributable to a number of other factors, including macroeconomic factors, competitive activity, the level and scope of new product introductions or promotional and planning activities undertaken by us or our customers, which may impact the timing of purchases or order placement. As a result of quarterly fluctuations caused by these and other factors, comparisons of our historical operating results across different fiscal quarters may not be accurate indicators of our future performance.
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
We rely on information technology systems to process, transmit and store electronic information, including on our e-commerce website and other platforms and applications. Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution, sale and marketing of our products depends on the reliability and capacity of these systems. The failure of our information technology systems or those of our vendors and service providers to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems or implementing such systems effectively would adversely affect our business operations.
Our success is also subject to the risk of future disruptive technologies, such as AI. Our failure to develop enhancements to our information technology systems, or effectively incorporate technologies such as natural language processing, AI or machine learning, may impact our ability to increase the efficiency of and reduce costs associated with our operations. The introduction of new technologies such as generative AI and automated decision-making tools may create new categories of operational, compliance, and cybersecurity risks that require ongoing monitoring and governance. Our ability to evaluate, adopt, and secure these technologies in a responsible and compliant manner may affect our ability to maintain operational resilience and competitive performance.
Our information technology systems and those of our vendors and service providers may be susceptible to outages due to fire, floods, power loss, telecommunications failures, hardware failures, user errors, breaches and cybersecurity threats including social engineering, phishing, social media breaches, ransomware and other events. These outages could disrupt our general corporate functions and the manufacturing and distribution operations of our third-party vendors and could cause information, including data related to customer or consumer orders, to be lost or delayed, reduce demand for our products and cause our sales to decline. Further, our e-commerce websites serve as an extension of our marketing strategies by introducing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our and our retailers’ e‐commerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks in a timely manner could reduce sales and harm our reputation. In addition, if changes in technology cause our information technology systems to become obsolete, or if our information technology systems are inadequate to handle our growth, we could lose customers and consumers. Our and our third-party service providers’ technology systems and websites have experienced outages in the past which have disrupted our operations. Any significant disruption in our technology systems or websites could harm our reputation and brand, cause us to incur significant costs and have a material adverse effect on our business, financial condition, and results of operations. Our insurance policies, or the insurance policies of our service providers and vendors, may not cover any or all of the financial losses, and costs related to operational impacts, reputational harm, regulatory inquiries, or long-term business effects may follow such disruptions.
Failure to adequately maintain the security of confidential information could materially adversely affect our business.
As part of our normal business activities, we and our third-party service providers collect and store certain confidential information, including personal or other confidential information with respect to customers, consumers, service providers and employees, information with respect to our intellectual property or products, and other sensitive financial information. The success of our e-commerce operations depends on the secure transmission of confidential and personal data over public networks. Security incidents compromising the confidentiality, integrity, and availability of personal or other confidential information could result from cyberattacks, ransomware, computer malware, supply chain attacks or malfeasance of our personnel. We have in the past experienced, and we expect to continue to experience, security incidents, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. Such attacks have become increasingly difficult to detect, defend against or prevent and may originate from outside parties, hackers, criminal organizations or other threat actors, including nation states. As AI capabilities improve and gain widespread use, we may experience cyberattacks created using AI, which may be difficult to detect and mitigate. Threat actors may also exploit AI-generated content, deepfakes, automation, and other emerging tools to enhance social engineering, increase the speed and scale of attacks, or bypass traditional controls. We may be more vulnerable to security incidents because many of our employees and certain of our service providers work remotely. We cannot guarantee that our security efforts will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems. In response to actual or anticipated attacks, we may incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
If we suffer a material loss or disclosure of personal or other confidential information as a result of a breach of our information technology systems or those of our third-party service providers, we may suffer reputational, competitive or business harm, be subject to loss of our intellectual property, incur significant costs and be subject to government investigations, breach notification laws, litigation, fines or damages, which could have an adverse effect on our business, prospects, results of operations, financial condition and cash flows. A breach of our social media accounts may cause us to lose access to those accounts, which could affect our sales and marketing strategies, our reputation and our brand. A security incident could require that we expend significant additional resources on remediation, restoration and enhancement of our information technology. Moreover, our cyber insurance, or the insurance policies of our service providers and vendors, may not be adequate to cover all costs and liabilities related to these incidents, and the occurrence of any security incident may impact our ability to obtain future coverage. Insurance availability and terms may also change as the cybersecurity threat landscape evolves, potentially increasing our future costs or limiting the scope of available protection.
Our processing of personal information could give rise to significant costs and liabilities, which may have an adverse effect on our reputation, business, financial condition and results of operations.
Evolving state, federal and foreign laws, regulations and industry standards regarding privacy and security apply to our collection, use, retention, protection, disclosure, transfer and other processing of certain types of data, including with respect to our customers, employees, suppliers and others. For example, the E.U.’s General Data Protection Regulation (“GDPR”), as well as the U.K. GDPR and the U.K. Data Protection Act 2018, impose a strict data protection compliance regime and potentially substantial fines for breaches and violations. In the U.S., there are many privacy, security and data breach notification laws or regulations at the federal, state and local levels. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction. Ensuring compliance with these evolving obligations may require additional investment in processes, systems, and personnel. Our inability to comply with such mandates or to quickly adapt our practices to reflect them as they develop could subject us to significant fines, penalties, damages, liabilities and reputational harm, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.
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
For example, pending and future patent applications to protect our products or which effectively prevent others from commercializing competitive technologies and products may not be approved or result in patents being issued. Moreover, the scope of coverage claimed in a patent application can be significantly reduced during prosecution before the patent is issued. Even once issued, the scope, validity, enforceability and commercial value of patent rights are uncertain, and our patents may not be of sufficient scope or strength to provide meaningful protection or commercial advantage and may not preclude competitors from developing products similar to ours or challenging the scope of our issued patents.
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
•requiring us to revise product packaging or labeling; and
•limiting the substances that can be included in our products, resulting in product reformulations or the recall and discontinuation of certain products that cannot be reformulated to comply with new regulations.
These events could interrupt the marketing and sale of our products, cause us to be subject to product liability claims, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or prevent us from delivering products in sufficient quantities or sufficient quality, which could result in lost sales.
Before we can market and sell our products in certain jurisdictions, the applicable local governmental authority may require evidence of the safety of our products, which may include testing of individual ingredients at relevant levels. In particular, our proprietary ingredients are typically not pre-approved for use in products in specific jurisdictions, and we have been required in the past, and may be required in the future, to perform testing and provide other data and information to governmental authorities prior to the sale of our products in the jurisdiction. We rely on certain third party responsible persons and international distributors to register ingredients and obtain approvals necessary to sell our products in particular international jurisdictions, and any failure by them to do so could decrease sales of our products and harm our reputation.
Additional laws, regulations and policies, and changes or new interpretation or enforcement thereof, that affect our business could adversely affect our financial results. These include accounting standards, laws and regulations relating to tax matters, trade, data privacy and data security, anti-corruption, advertising, marketing, manufacturing, distribution, customs matters, product registration, ingredients, chemicals, packaging, selective distribution, environmental and climate change matters. We have been required, and may in the future be required, to reformulate certain of our products in specific jurisdictions. In addition, we have been and from time to time may be required to discontinue or revise our product packaging or labeling as a result of national or international legal or regulatory changes or determinations, new information regarding ingredients or for other reasons. Delays in or prohibition of selling our products, or the need to reformulate the ingredients used in our products, relabel, or repackage our products, could result in, among other things, increased costs to us, excess and/or obsolete inventory, delays in our product launches, loss of consumer confidence in the quality of our products, harm to our brand and reputation, product returns or recalls and lower net sales, and therefore could have an adverse effect on our business, prospects, results of operations, financial condition and cash flows. As the scope of regulations impacting our business continues to expand, our ability to track and respond to regulations may not be sufficient to meet the increased number and complexity of regulations we are subject to globally. Noncompliance with applicable laws or regulations could result in enforcement action by regulatory authorities within or outside the United States, including but not limited to product seizures, injunctions, product recalls and criminal or civil monetary penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.
Government reviews, inquiries, investigations and actions could harm our business.
The regulatory environment in various jurisdictions where our business operates is evolving, and government officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. We have received and from time to time may receive formal and informal inquiries from various government regulatory authorities or self-regulatory organizations about our business and compliance with local laws, regulations or standards. In 2025, in connection with its periodic Assessment of Regulatory Needs review of existing chemical dossiers, the European Chemicals Agency initiated a registration dossier review on a group of substances that includes Bis-amino and other structurally and functionally similar chemicals. Any determination that our ingredients, products, operations or activities, or the activities of our employees, are not in compliance with laws, regulations or standards could, among other things, result in the reformulation or discontinuation of certain of our products, harm to our brand or reputation, decreased consumer confidence and demand for our products, imposition of substantial fines, civil and criminal penalties, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, modification of business practices and compliance programs and equitable remedies, including disgorgement, injunctive relief, and other sanctions or similar results, all of which could potentially harm our business. Even if these reviews, inquiries, investigations and actions do not result in any adverse determinations, they could create negative publicity, which could harm our business and give rise to third-party litigation or action. Further, such reviews, inquiries, investigations and actions could result in additional costs and divert the attention of our management, which could adversely affect our business and financial results.
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
We rely on third parties to manufacture our products in compliance with applicable law and other quality standards, including the FDA’s recommendations for cosmetic GMPs. Compliance with these standards can increase the cost of manufacturing our products as we work with our vendors to ensure they are qualified and in compliance. If we or our contract manufacturers fail to comply with these standards, it could lead to customer complaints, adverse events, product withdrawal or recall or increase the likelihood that our products are adulterated or misbranded, any of which could result in negative publicity, legal proceedings, remediation costs or regulatory enforcement that could impact our ability to continue selling certain products. Problems associated with product recalls could be exacerbated due to the global nature of our business because a recall in one jurisdiction could lead to recalls in other jurisdictions.
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
Furthermore, the market price of our common stock may also decline if we fail to meet analysts’ projections or guidance that we give to the market. Securities class action litigation has often been initiated against companies following periods of volatility in their stock price or substantial declines following a company’s failure to meet guidance or estimates, as has been the case with us. In November 2022, a putative securities class action was filed against us and certain of our current and former officers and directors. For more information, see “Legal Proceedings” included in Part I, Item 3 of this Annual Report. While the court approved a settlement of this matter in December 2025, derivative litigation and other similar types of litigation could result in substantial costs and divert our management’s attention and resources and could require us to make a substantial payment to satisfy judgments or to settle such litigation.
Investment funds affiliated with Advent International, L.P. (the “Advent Funds”) beneficially own a significant percentage of our common stock and have significant influence over us.
As of December 31, 2025, entities affiliated with the Advent Funds beneficially owned 74.7% of our outstanding common stock. In addition, three members of our Board of Directors are employed by affiliates of the Advent Funds. For as long as affiliates of the Advent Funds continue to beneficially own a substantial percentage of the voting power of our outstanding common stock, they will continue to have significant influence over us. For example, they will be able to strongly influence or effectively control the election of all of the members of our Board of Directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of any additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends. This concentration of ownership may have the effect of deterring investment in our common stock and may reduce the trading volume of our public float.
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
These payment obligations are our obligations and not obligations of any of our subsidiaries and are not conditioned upon the Pre-IPO Stockholders maintaining a continued direct or indirect ownership interest in us. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial. We currently expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $165.1 million, with payments expected to continue through 2038. Our payment obligations under the Tax Receivable Agreement are calculated based on current tax laws and the assumption that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in U.S tax rules may significantly impact our payment obligations under the Tax Receivable Agreement and any changes to our established tax liability resulting from such impact would be recorded to other (expense) income in the period we made the determination.
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
As of December 31, 2025, the Advent Funds held 74.7% of our total shares outstanding. The Advent Funds may require us to register shares of our common stock held by them for resale under the federal securities laws. Any such sales or anticipation thereof, including the filing of a registration statement relating to such shares, could cause the market price of our common stock to decline.
In addition, as of December 31, 2025, we had options to purchase an aggregate of 9.7 million shares of common stock outstanding. We have filed Form S-8 registration statements to register shares that we may issue pursuant to our equity incentive plans, including all of the shares underlying options currently outstanding, which permit the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.

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
The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, savings rates and levels of disposable income, energy costs and consumer confidence and sentiment, all of which are beyond our control. Consumer purchases of discretionary items tend to decline, and consumers may be more selective regarding discretionary purchases, during recessionary periods, periods of high inflation and otherwise weak economic environments, when disposable income is lower, which may impact sales of our products. The U.S. is experiencing inflationary pressures and subdued consumer confidence, which may have an adverse effect on our business. As global economic conditions continue to be volatile and economic uncertainty remains, including with respect to evolving trade policies and fluctuations in tariffs, trends in consumer discretionary spending also remain unpredictable. A further weakening in the global macro-environment may lead to additional pressure on consumer demand and customer inventory reductions. For example, tariffs imposed on raw materials we import into the United States and/or tariffs on goods we import into other countries could have an adverse effect on our business, as could geopolitical tensions involving countries that are key markets for us, or where our products are manufactured or our raw materials are sourced.
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
Disruptions in local or global business conditions from events such as health crises, geo-political or local conflicts, supply chain disruptions, political developments, civil unrest, terrorist attacks, adverse weather conditions, climate changes or seismic events can have a short-term and, sometimes, long-term impact on consumer spending, which in turn could adversely affect our business, financial condition and results of operations. Moreover, a downturn in the economies of, or continuing weak economic environments in, the countries where we sell our products or a disruption of business conditions in those countries could adversely affect consumer confidence, the financial strength of our distributors and retailers and, in turn, our sales and profitability.
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
For additional information regarding goodwill and other intangible assets, see Note 2, “Summary of Significant Accounting Policies—Goodwill” and Note 7, “Goodwill and Intangible Assets,” to the Consolidated Financial Statements included herein. For a further discussion of our impairment testing, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill”.
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
We are also subject to examination by tax authorities, including state revenue agencies and foreign governments. We are currently under examination in the State of California for the 2020 and 2021 tax years. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by tax authorities to determine the adequacy of our tax accruals, the actual outcome resulting from these examinations may materially affect our operating results and financial condition.
Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.
We have incurred U.S. federal and state tax losses in 2025 and 2024. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. Under the Tax Cuts and Jobs Act, enacted in 2017, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017 do not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. In addition, our ability to utilize any federal net operating loss carryforwards may be limited under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, which provide that if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Our business could be negatively impacted by corporate citizenship and sustainability matters.
There continues to be a focus from certain investors, customers, consumers, employees and other stakeholders concerning corporate citizenship and sustainability matters. If our corporate citizenship and sustainability practices do not meet stakeholder expectations and standards, which continue to evolve, our brand and reputation may be negatively impacted, which may affect our sales and financial condition. From time to time, we may announce certain initiatives or goals regarding these matters or determine to release public disclosure with respect thereof. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately or adequately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or be perceived as not acting responsibly in connection with these matters, including as the result of changing international, federal and state legal, regulatory and political environments and market perceptions of corporate citizenship and sustainability matters. Stakeholder expectations are not uniform, which can result in additional costs or complexities in navigating these matters. Adverse incidents related to corporate citizenship and sustainability matters could have an adverse effect on our business.
Acquisitions, joint ventures or strategic investments may expose us to additional risks.
We may review acquisition, joint venture or strategic investment opportunities to expand our current technology portfolio, product offerings or distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The pursuit of such opportunities may divert the attention of management and cause us to incur various costs and expenses, whether or not the transactions are consummated. We may not be able to identify suitable candidates or consummate these transactions on favorable terms. The businesses or assets we may acquire may not meet our business needs or expectations. The assumptions we use to evaluate acquisition opportunities may prove to be inaccurate, and intended benefits may not be realized or take longer to be realized. In addition, due diligence investigations may fail to identify all of the liabilities or other challenges associated with an acquired business or assets, which could result in unanticipated or unknown issues or liabilities. We may not be able to integrate acquisitions successfully into our existing business, successfully commercialize technology that we acquire, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business. For example, our acquisition of Purvala in August 2025 involves risks related to integration, the advancement and protection of acquired technologies and the realization of anticipated benefits on expected timelines. Our failure to successfully complete the integration of any acquired business or assets or to achieve the long-term plan for such acquisitions, as well as any other adverse consequences associated with our acquisition and investment activities, could have an adverse effect on our business. Integration also may require management resources that otherwise would be available for ongoing development of our existing business.
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
Our finished products are primarily manufactured and fulfilled by companies located in Southern California, an area which has a history of earthquakes, wildfires, floods and droughts. Natural disasters, such as earthquakes, wildfires, floods, droughts, hurricanes, tornadoes and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics; political crises, such as terrorist attacks, war and other political instability, including the current conflicts between Russia and Ukraine and in the Middle East; or other catastrophic events and any supply chain disruptions resulting therefrom, whether occurring in the U.S. or internationally, could disrupt our operations or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our supply chain, including the ability of third parties to manufacture and ship product components and ship finished products to customers and consumers from or to the impacted region. In addition, these types of events could negatively impact consumer spending in the impacted regions. To the extent any of these events occur, our business, financial condition and results of operations could be adversely affected.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Information technology supports all aspects of our business, including operations, marketing, sales, order processing, production and distribution networks, retail and Pro customer experience, consumer experience, finance, business intelligence, and product development. We continue to maintain and enhance our information technology systems and processes, cybersecurity infrastructure and customer and consumer experiences in alignment with our long-term business strategy. A significant portion of our global information technology infrastructure is cloud-based and is built and maintained in partnership with industry-leading service providers. We believe this approach enables a high-performance platform to support current and future requirements and enhances our scale and flexibility to respond to the demands of the business by leveraging advanced and leading-edge technologies. We recognize that technology presents opportunities to build a competitive advantage, and we continue to invest in new capabilities across various aspects of our business to improve our information technology infrastructure, systems and processes, such as integrating AI into certain business functions, including an AI-enabled demand planning tool introduced in 2025. Such efforts, however, subject us to increased cyber risk, as technology investments are subject to cyberattacks, business disruptions and other risks described in “Risk Factors – Risks Related to Information Technology and Cybersecurity” included in Part I, Item 1A of this Annual Report.

We have developed and implemented a cybersecurity risk management program designed to protect the confidentiality, integrity and availability of our critical systems and information by identifying, assessing and managing material risks from cybersecurity threats and responding to cybersecurity incidents. As part of the Company’s enterprise risk management process, we conduct a comprehensive annual enterprise risk assessment that includes consideration of cybersecurity risks in conjunction with other Company risks. Our cybersecurity team further evaluates cybersecurity risks and develops risk mitigation response plans. We have established internal policies and procedures for cybersecurity risk management and incident response management that are based on industry standard cybersecurity frameworks, and we provide formal training to our employees at least annually regarding evolving cybersecurity threats and risk management, supplemented by periodic targeted micro-trainings and phishing simulation campaigns throughout the year. We have implemented governance and technical guidelines to manage risks related to the responsible use of AI at the Company, including a review process for new AI capabilities. We also maintain cybersecurity insurance coverage that is intended to address certain costs that we may incur in the event that we experience a cybersecurity incident.
Our cybersecurity team is primarily responsible for identifying, evaluating and responding to risks from cybersecurity threats. Our cybersecurity team reviews and assesses our cybersecurity profile against internal and external cybersecurity frameworks that are aligned with industry standards on an ongoing basis and conducts ongoing security management internally and through the engagement of third-party vendors and consultants. In addition, our cybersecurity team periodically engages independent third parties to conduct security assessments and internal and external penetration tests, including regular vulnerability scanning, configuration hardening reviews, and periodic tabletop exercises with cross-functional teams to evaluate and improve incident response preparedness. Our cybersecurity team seeks to detect potential cybersecurity incidents through technical safeguards such as automatic detection systems, as well as through our policies and procedures that require internal and external notification of cybersecurity incidents. When a cybersecurity incident occurs, our cybersecurity team implements our incident management procedures and convenes an incident response team consisting of members of our IT team and other company representatives as appropriate based on the nature of the incident. The incident response team determines appropriate containment, eradication, escalation and recovery procedures based on the type of incident and recommends any corrective actions to the cybersecurity team following the resolution of the cybersecurity incident. Our cybersecurity incident management procedures also include a framework to assess whether a cybersecurity incident is material and subject to SEC reporting requirements. Such procedures include the involvement of senior members of our cybersecurity team and other senior leaders across various functions.
We rely on the information systems of third-party vendors, including our cloud vendors, for various functions of our business, including manufacturing, sourcing, distribution, sales and marketing. We engage a third-party risk management software to oversee and identify the risks from cybersecurity threats associated with relevant vendors, based on the services such vendors provide and the information to which they have access. As part of our new vendor onboarding procedures, we review such new vendors’ cybersecurity and data protection practices and certifications and collaborate with such vendors to align their cybersecurity platforms with our expectations. In addition, we continuously monitor such vendors using our third-party risk management software and conduct periodic reassessments of critical vendors.
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
Governance
Our Audit Committee assists the Board of Directors in its oversight of our policies, procedures and practices with respect to risk management and mitigation, including risks related to information security, cybersecurity, and data privacy and protection. Company management reviews our enterprise risk assessment with our Audit Committee and our Board of Directors and provides periodic updates with respect to our risk mitigation response plans to our Audit Committee and our Board of Directors. The Audit Committee has delegated oversight of risks related to information security, cybersecurity, and data privacy and protection to its Information Security Subcommittee, which meets at least twice a year with senior members of our cybersecurity team to discuss our cybersecurity profile, program enhancements, incident preparedness and related risks, as well as to discuss updates on relevant developments in the cybersecurity threat environment. The Information Security Subcommittee reports to the Audit Committee following each subcommittee meeting, and the Audit Committee reports to our Board of Directors. Pursuant to our incident management procedures, cybersecurity incidents are reported to our Board of Directors, our Audit Committee or its Information Security Subcommittee as appropriate based on the nature of the incident.

At the management level, our cybersecurity team is led by our Chief Information Officer, who is responsible for assessing and managing material risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents, and is a member of our incident response team. Our cybersecurity team has relevant academic degrees, multiple certifications, and real-world experience managing cybersecurity incidents and risks. Our Chief Information Officer has over 20 years of experience in information technology and cybersecurity, including previous employment as the chief information officer of multiple entities. Our broader cybersecurity team includes specialists that collectively have over 50 years of experience in information technology and/or cybersecurity and is supported by independent contractors. Our cybersecurity team works collaboratively to identify, assess and manage cybersecurity incidents and risks and implements and maintains centralized cybersecurity practices in coordination with senior leadership and cross functionally with other teams across the Company.
ITEM 2. PROPERTIES
We do not own any real property. We lease one facility of approximately 12,000 square feet in New York that we use for research and development activities. The lease term for this facility ends on September 30, 2030. We also lease one office space of approximately 10,000 square feet in New York, which provides meeting space and office space for employees to collaborate in person from time to time. The lease term for this office space ends on August 31, 2028. Our employees work from our research and development facility, from our New York office space, at shared co-working spaces, or remotely.
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
Holders
As of February 26, 2026, there were 22 registered holders of our common stock. The actual number of record holders of our common stock is based upon the actual number of holders registered on the books of the Company as of such date and does not include holders of shares that are held in street name by brokers or other nominees.
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
The following graph compares the total stockholder return on the Company’s common stock with the cumulative total return of the Nasdaq Composite and the S&P Consumer Staples Index. This graph (i) covers the period from September 30, 2021 (the date of the initial listing of our common stock on the Nasdaq Global Select Market) to December 31, 2025 on a quarterly basis, (ii) assumes a $100 investment on September 30, 2021, and (iii) assumes reinvestment of dividends, if any.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Company Overview
OLAPLEX is a foundational health and beauty company powered by breakthrough innovation that starts with and is inspired by the Pro. Our products are designed to enable Pros and their clients to achieve their best results and to provide consumers with a holistic hair regimen that starts by establishing a foundation for healthy hair.
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
Since our inception, we have focused on delivering patent-protected technology and proven performance in the prestige haircare category. From our origins of creating the bond-building space, our product portfolio has expanded to approximately 30 products that support the hair health needs of our Pro and consumer communities.
Our synergistic omnichannel model leverages the strength of each of our channels and our strong digital capabilities, which we apply across all of our sales platforms. Our professional channel serves as the foundation for our brand. Through this channel, Pros introduce consumers to our products and, we believe, influence consumer purchasing decisions. Our specialty retail channel allows us to build our brand by reinforcing our relationship with current consumers and accessing new consumers. Our DTC channel, comprised of Olaplex.com and sales through third-party e-commerce platforms, further broadens our access to consumers, while allowing us to directly engage with and educate consumers through our owned platforms.
Our Strategy
Following the initial implementation of our “Bonds and Beyond” vision in 2025, we are focused on the following three strategic priorities in 2026 aimed at accelerating our transformation.
Energize our “Hero” Products
We seek to implement our 360-degree marketing engine to maximize the productivity of our core products, which are significant contributors to our brand health and business. In addition, we are upgrading and expanding the assortment of our core products. Through targeted marketing strategies and enhanced storytelling, we are focused on continuing to elevate our brand and enhancing brand loyalty to generate demand.
Fuel Science-based Innovation
Olaplex’s heritage includes a focus on bringing technical solutions to real-world hair concerns, and in 2026, we remain focused on expanding our product portfolio with science-based innovation. We have refined our research and development and new product development processes to prioritize innovation that seeks to address specific, meaningful consumer and Pro needs. We seek to deliver targeted, science-backed solutions that simplify the user experience and achieve visible results, and we expect to launch more innovations in 2026 than in 2025. In addition, we are pursuing growth in new verticals that we consider natural extensions of our existing product portfolio.

Expand our Diversified, Scalable Go-to-market Model
We are focused on sharpening our execution to support our Bonds and Beyond vision. We seek to capitalize on renewed momentum in our Professional channel, providing our Pro partners with tools and support to serve as powerful ambassadors for our brand. We are also deepening our point-of-sale partnerships, tailoring our brand marketing strategies and utilizing key promotional windows aimed at driving visibility while protecting our premium positioning. We will continue to execute our three-tiered international strategy, prioritizing high-potential regions and improving local execution as we seek to scale our global reach in a disciplined, repeatable way. Finally, we aim to optimize our points of access to meet our consumers where they shop and maintain brand integrity as we extend our global footprint.
Business Environment & Trends
We continue to monitor the effects of the global macro-economic environment, including the risk of recession, inflationary pressures, competitive products and discounting, currency volatility, high interest rates, social and political issues, geopolitical tensions, regulatory matters and changes to tariffs and trade policies of the United States and other countries. Based on policies in place as of the date of filing of this Annual Report, we expect the most recent changes in tariffs and trade policies will have a relatively modest impact on our business since the vast majority of our products sold in the U.S. are sourced and manufactured domestically. However, related uncertainties could impact consumer discretionary spending, demand for our products, and ordering patterns and inventory practices at our customers. We also are mindful of inflationary pressures on our consumers amidst an increasingly competitive industry, and we are monitoring the impact that consumer confidence may have on consumer spending at our customers.
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

Results of operations for the years ended December 31, 2025, 2024 and 2023
Set forth below are our results of operations for our fiscal year ended December 31, 2025 (“fiscal year 2025”) compared to our fiscal year ended December 31, 2024 (“fiscal year 2024”). For discussion of our results of operations for our fiscal year 2024 versus our fiscal year ended December 31, 2023 (“fiscal year 2023”), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2025.
The following table sets forth our Consolidated Statements of Operations data for each of the periods presented:

	Year Ended December 31,
	2025		2024		2023
	(in thousands)	% of Net sales	(in thousands)	% of Net sales	(in thousands)	% of Net sales
Net sales	$422,960	100.0%	$422,670	100.0%	$458,300	100.0%
Cost of sales:
Cost of product (excluding amortization)	119,329	28.2	121,038	28.6	131,323	28.7
Amortization of patented formulations	9,985	2.4	9,342	2.2	8,345	1.8
Total cost of sales	129,314	30.6	130,380	30.8	139,668	30.5
Gross profit	293,646	69.4	292,290	69.2	318,632	69.5
Operating expenses:
Selling, general, and administrative	243,113	57.5	181,685	43.0	168,942	36.9
Amortization of other intangible assets	43,582	10.3	43,669	10.3	41,468	9.0
Total operating expenses	286,695	67.8	225,354	53.3	210,410	45.9
Operating income	6,951	1.6	66,936	15.8	108,222	23.6
Interest expense	41,342	9.8	59,585	14.1	57,954	12.6
Interest income	(14,828)	(3.5)	(25,379)	(6.0)	(18,828)	(4.1)
Other (income) expense, net:
Tax Receivable Agreement liability adjustment	(12,118)	(2.9)	3,915	0.9	(7,404)	(1.6)
Other (income) expense, net	(1,268)	(0.3)	1,903	0.5	(220)	—
Total other (income) expense, net	(13,386)	(3.2)	5,818	1.4	(7,624)	(1.7)
(Loss) income before income taxes	(6,177)	(1.5)	26,912	6.4	76,720	16.7
Income tax provision	3,075	0.7	7,390	1.7	15,133	3.3
Net (loss) income	$(9,252)	(2.2)%	$19,522	4.6%	$61,587	13.4%

Fiscal year 2025 compared to fiscal year 2024:
Net Sales
We distribute products in the U.S. and internationally through professional distributors in salons, directly to retailers for sale in their physical stores and e-commerce sites, and DTC through sales to third party e-commerce customers and through our Olaplex.com websites. As such, net sales by our three sales channels consisting of professional, specialty retail and DTC were as follows:

(in thousands)	Year Ended December 31,
	2025	2024	$ Change	% Change
Net sales by Channel:
Professional	$153,251	$145,327	$7,924	5.5%
Specialty retail	130,441	142,307	(11,866)	(8.3)
DTC	139,268	135,036	4,232	3.1
Total net sales	$422,960	$422,670	$290	0.1%
Total net sales increased 0.1% for the year ended December 31, 2025 compared to the same period in 2024. By channel, professional and DTC net sales increased 5.5% and 3.1%, respectively, while specialty retail net sales decreased 8.3% for the year ended December 31, 2025, as compared to the previous year. U.S. and international net sales represented 48% and 52% of total net sales, respectively, for the year ended December 31, 2025. U.S. and international net sales each represented 50% of total net sales for the year ended December 31, 2024.
Cost of Sales and Gross Profit

(in thousands)	Year Ended December 31,		$ Change	% Change
	2025	2024
Cost of sales	$129,314	$130,380	$(1,066)	(0.8)%
Gross profit	$293,646	$292,290	$1,356	0.5%
Our cost of sales decreased primarily due to a decrease in write-offs for product obsolescence, partially offset by product mix for the year ended December 31, 2025 as compared to the previous year. The Company recorded $5.6 million in inventory write-offs during the year ended December 31, 2025, as compared to $7.8 million during the year ended December 31, 2024.
As a result of the activity described above, our gross profit margin increased to 69.4% for the year ended December 31, 2025 from 69.2% for the year ended December 31, 2024.
Operating Expenses

(in thousands)	Year Ended December 31,
	2025	2024	$ Change	% Change
Selling, general, and administrative expenses	$243,113	$181,685	$61,428	33.8%
Amortization of other intangible assets	43,582	43,669	(87)	(0.2)
Total operating expenses	$286,695	$225,354	$61,341	27.2%
The increase in selling, general and administrative expenses for the year ended December 31, 2025 compared to the previous year was primarily driven by increases of $26.7 million in non-payroll advertising and marketing expenses, $16.0 million in legal and professional fees, $9.3 million in acquisition-related costs (see further discussion regarding the Purvala acquisition in “Note 2 - Summary of Significant Accounting Policies - Asset Acquisition” to our Consolidated Financial Statements included in Item 8. Financial Statements of this Annual Report) and $8.9 million in payroll costs driven by merit increases and organizational realignment costs.

Interest Expense, Net

(in thousands)	Year Ended December 31,
	2025	2024	$ Change	% Change
Interest expense	$41,342	$59,585	$(18,243)	(30.6)%
Interest income	(14,828)	(25,379)	10,551	(41.6)
Interest expense, net	$26,514	$34,206	$(7,692)	(22.5)%
Interest expense for the year ended December 31, 2025 decreased as compared to the previous year due to our voluntary repayment of $300.0 million of outstanding principal on the 2022 Term Loan Facility on May 1, 2025, as well as lower interest rates for the year ended December 31, 2025, as compared to the previous year. See “Liquidity and Capital Resources Requirements – 2022 Credit Facility” included in Part II, Item 7 of this Annual Report for additional information on our outstanding debt.
Interest income for the year ended December 31, 2025 decreased as compared to the previous year due to the $300.0 million principal repayment on the 2022 Term Loan Facility, which reduced available funds for investments, as well as due to lower interest rates during the year ended December 31, 2025, as compared to the previous year.
Other (Income) Expense, Net

(in thousands)	Year Ended December 31,
	2025	2024	$ Change	% Change
Tax Receivable Agreement liability adjustment	$(12,118)	$3,915	$(16,033)	(409.5)%
Other (income) expense, net	(1,268)	1,903	(3,171)	(166.6)
Total other (income) expense, net	$(13,386)	$5,818	$(19,204)	(330.1)%
For the year ended December 31, 2025, total other income, net was $13.4 million. For the year ended December 31, 2024, total other expense, net was $5.8 million. The fluctuation was primarily due to a $12.1 million decrease to our Tax Receivable Agreement liability during the year ended December 31, 2025, of which $9.5 million was related to the effects of the One Big Beautiful Bill Act (the “OBBBA”) and $2.6 million was primarily related to updates to our blended state tax rate. See "Financial Condition, Liquidity and Capital Resources - Tax Receivable Agreement Obligations” included in Part II, Item 7 of this Annual Report for further discussion.
Other income, net was $1.3 million for the year ended December 31, 2025, as compared to other expense, net of $1.9 million for the year ended December 31, 2024, primarily due to foreign currency transaction activity driven by the performance of the U.S. dollar.
Income Tax Provision

(in thousands)	Year Ended December 31,
	2025	2024	$ Change	% Change
Income tax provision	$3,075	$7,390	$(4,315)	(58.4)%
Our effective tax rate was (49.8)% for the year ended December 31, 2025, as compared to 27.5% for the year ended December 31, 2024.
The effective tax rate for the year ended December 31, 2025 differed from the statutory tax rate of 21% primarily due to the impacts of the non-deductible expense for the in-process research and development associated with the Purvala acquisition, non-deductible share-based compensation and the accrual of certain reserves for unrecognized tax benefits, partially offset by the non-taxable income for the reduction of the Tax Receivable Agreement liability.
For the year ended December 31, 2024, the effective tax rate was higher than the U.S. federal statutory tax rate primarily due to the unfavorable impact of non-deductible share-based compensation, the effect of state income taxes and the non-deductible expense associated with the Tax Receivable Agreement, partially offset by the increased foreign derived intangible income (“FDII”) deduction.

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
Although international markets represented 52% of our net sales during the year ended December 31, 2025, the majority of our bank deposits are held within the U.S.
On May 1, 2025, we voluntarily repaid $300.0 million of outstanding principal on the 2022 Term Loan Facility. The repayment was funded using available cash on hand and did not result in prepayment penalties or fees. We continually evaluate our capital structure to maintain financial flexibility.
As of December 31, 2025, we had $318.7 million of cash and cash equivalents. In addition, as of December 31, 2025, we had borrowing capacity of $150.0 million under our 2022 Revolver, providing us with a liquidity position of $468.7 million plus $49.0 million of working capital excluding cash and cash equivalents for a combined $517.7 million total liquidity position.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$58,660	$143,068
Investing activities	(12,606)	(4,891)
Financing activities	(313,290)	(18,610)
Net (decrease) increase in cash and cash equivalents	$(267,236)	$119,567
Operating Activities
Net cash provided by operating activities was $58.7 million for the year ended December 31, 2025, primarily reflecting our net loss of $9.3 million, net of non-cash cost items and changes in operating working capital. Non-cash adjustments were primarily driven by amortization of other intangibles of $43.6 million, share-based compensation expense of $13.3 million, amortization of patent formulations of $10.0 million and acquisition-related costs in investing activities of $9.3 million, partially offset by a reduction to our Tax Receivable Agreement liability of $12.1 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $8.9 million.
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
Investing Activities
Net cash used in investing activities was $12.6 million for the year ended December 31, 2025, primarily reflecting payments of $10.6 million related to our acquisition of Purvala and investments of $1.6 million related to the purchase and development of software.

Net cash used in investing activities was $4.9 million for the year ended December 31, 2024, reflecting investments of $3.8 million related to the purchase and development of software and purchases of property and equipment of $1.1 million.
Financing Activities
Net cash used in financing activities was $313.3 million for the year ended December 31, 2025, primarily consisting of $301.7 million of principal payments for the 2022 Term Loan Facility and $12.1 million of payments pursuant to our Tax Receivable Agreement.
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
If necessary, we may borrow funds under our 2022 Revolver to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends, to a significant extent, on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described in “Risk Factors” included in Part I, Item IA of this Annual Report. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be consumer demand for our products and our ability to continue providing innovative products to our customers and manage production and our supply chain.
2022 Credit Facility
On February 23, 2022, Olaplex, Inc., an indirect wholly owned subsidiary of Olaplex Holdings, Inc., together with Penelope Intermediate Corp. acting as the parent guarantor, entered into the 2022 Credit Agreement, by and among Olaplex, Inc., Penelope Intermediate Corp., Goldman Sachs Bank USA (“Goldman Sachs”), as administrative agent (the “Administrative Agent”), collateral agent and swingline lender, and each lender and issuing bank from time to time party thereto (the “Lenders”). The 2022 Credit Agreement includes, among other things, a seven-year $675.0 million senior-secured term loan facility (the “2022 Term Loan Facility”) and a five-year $150.0 million senior-secured revolving credit facility (the “2022 Revolver”), which includes a $25.0 million letter of credit sub-facility and a $25.0 million swingline loan sub-facility.
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
The interest rate on outstanding amounts under the 2022 Term Loan Facility was 7.4% per annum as of December 31, 2025. We have not drawn on the 2022 Revolver as of December 31, 2025. The remaining balance under the 2022 Term Loan Facility is due at maturity. The maturity date of the 2022 Term Loan Facility is February 23, 2029. The maturity date of the 2022 Revolver is February 23, 2027. The 2022 Term Loan Facility and 2022 Revolver can each be prepaid at any time without any penalty or premium (subject to any applicable breakage costs). The 2022 Term Loan Facility is subject to customary mandatory prepayments with respect to excess cash flow, net proceeds from non-ordinary course asset dispositions and the issuance of additional non-permitted debt or certain refinancing debt, in each case as set forth in the 2022 Credit Agreement.

The 2022 Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions) pay dividends and distributions or repurchase its capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The 2022 Credit Agreement also includes reporting, financial and maintenance covenants, including a springing first lien leverage ratio financial covenant that is applicable only to lenders under the 2022 Revolver. The Company was in compliance with these affirmative and negative covenants on December 31, 2025. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement.
On May 1, 2025, the Company voluntarily repaid $300.0 million of outstanding principal on the 2022 Term Loan Facility. The repayment was funded using available cash on hand and did not result in prepayment penalties or fees. The Company recorded a $2.6 million write-off of deferred debt issuance costs associated with the repayment. This write-off was included in Interest expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income of this Annual Report for the year ended December 31, 2025.
As of December 31, 2025, the Company had outstanding indebtedness under the 2022 Credit Agreement of $354.8 million. As of December 31, 2025, the Company had $150.0 million of available borrowing capacity under the 2022 Revolver.
In order to limit its exposure to potential increases in future interest rates related to the 2022 Term Loan Facility, on August 11, 2022, the Company entered into an interest rate cap transaction in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, which expired on July 31, 2024. In advance of the expiration of this interest rate cap, on May 7, 2024, the Company entered into a second interest rate cap transaction in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, which amortized to $200.0 million on July 31, 2025, and which expires on July 31, 2026 (the “2024 Interest Rate Cap”). The Company has designated the interest rate caps as a cash-flow hedge for accounting purposes. See “Note 6 - Fair Value Measurement” and “Note 9 - Long-Term-Debt – Interest Rate Cap Transactions” to our Consolidated Financial Statements included in Item 8. Financial Statements of this Annual Report for additional information.
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
Although the actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors including the amount, character and timing of our and our subsidiaries’ taxable income in the future and the tax rates then applicable to us and our subsidiaries, we expect the payments that will be required to be made under the Tax Receivable Agreement will be substantial and to be funded out of working capital. See “Note 10 - Income Taxes” to our Consolidated Financial Statements included in Item 8. Financial Statements of this Annual Report for additional information. The tax liability is calculated based on current tax laws and the assumption that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other (expense) income in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO tax assets could aggregate to $165.1 million, with payments expected to continue through 2038. The Tax Receivable Agreement provides that interest, at a rate equal to LIBOR (or if LIBOR ceases to be published, a replacement rate with similar characteristics) plus 3%, accrues from the due date (without extensions) of the tax return to which the applicable tax benefits relate to the date of payment specified by the Tax Receivable Agreement. Payments under the Tax Receivable Agreement, which began in fiscal year 2022, are not conditioned upon the Pre-IPO Stockholders maintaining a continued ownership of equity in the Company.

Changes in the utilization of the Pre-IPO Tax Assets will impact the amount of the liability that will be paid pursuant to the Tax Receivable Agreement. Changes in the utilization of these Pre-IPO Tax Assets are recorded in income tax expense (benefit) and any changes in the obligation under the Tax Receivable Agreement is recorded in other (income) expense, net. During the years ended December 31, 2025, 2024 and 2023, the Company recognized other income of $12.1 million, other expense of $3.9 million and other income of $7.4 million, respectively, for changes to the liability for the Tax Receivable Agreement resulting primarily from updates to the blended state income tax rate and changes in the effective federal tax rate used to measure the obligation. The changes in the effective federal tax rate were due to a change in the portion of the federal taxable income that is eligible for the FDII deduction. Additionally, during the year ended December 31, 2025, we recognized the effects of the OBBBA on the Tax Receivable Agreement liability, which represented $9.5 million of the net $12.1 million reduction to the Tax Receivable Agreement liability. The reduction was primarily due to a decrease in the expected tax savings in the fiscal years ending December 31, 2026 and beyond due to the increase in the deduction allowed for FDII enacted by the OBBBA. The adjusted liability as of December 31, 2025 was recorded as $165.1 million, of which $155.9 million was recorded in long term liabilities and $9.2 million was recorded in current liabilities.
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
Contractual Obligations and Commitments
The following table summarizes our material cash requirements from known contractual and other obligations as of December 31, 2025 (in thousands):

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
2022 Term Loan Facility debt (1)	$354,750	$—	$—	$354,750	$—
Interest on 2022 Term Loan Facility debt (2)	84,624	26,623	53,466	4,535	—
Related party payable pursuant to the Tax Receivable Agreement (3)	165,064	9,206	20,849	24,762	110,247
Purchase obligations (4)	71,591	64,699	6,892	—	—
Operating lease obligations	3,630	842	1,942	846	—
Total contractual obligations (5)	$679,659	$101,370	$83,149	$384,893	$110,247
(1)2022 Term Loan Facility debt payments include scheduled principal payments only.
(2)The 2022 Term Loan Facility is subject to variable interest rates. The interest rate on borrowings under the 2022 Term Loan Facility was 7.4% as of December 31, 2025. Assumes annual interest rate of 7.4% on the 2022 Term Loan Facility over the remaining term of the loan.
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
(4)Purchase obligations are commitments for contracted goods and services and include non-cancelable payments.
(5)As of December 31, 2025, we had no outstanding borrowings under the 2022 Revolver. The Company is required to pay a commitment fee of 0.25% to 0.50% per annum on unused commitments under the 2022 Revolver based upon our First Lien Leverage Ratio (as defined in the 2022 Credit Agreement).
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
Tax Receivable Agreement
The Tax Receivable Agreement liability is based on current tax laws and the assumption that the Company and its subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other (income) expense in the period we made the determination. We expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $165.1 million, with payments expected to continue through 2038. Payments under the Tax Receivable Agreement, which began in fiscal year 2022, are not conditioned upon the parties’ continued ownership of equity in the Company. See “Note 10 - Income Taxes” to our Consolidated Financial Statements included in Item 8. Financial Statements of this Annual Report for additional information.
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
We performed the qualitative assessment as of October 1, 2025 and determined that a quantitative test should be performed for our reporting unit given the volatility in our stock price. As a result of the quantitative assessment, it was concluded that the fair value of the reporting unit exceeded its carrying value by approximately 22%. No impairment of goodwill was recorded.

We estimated the fair value of our reporting unit using a combination of an income approach and a market approach, which were both weighted equally. The fair value measurements were based on unobservable inputs, with key assumptions including, but not limited to, our forecasted future operating cash flows, terminal growth rates, market multiples, and discount rates. To determine the fair value of our reporting unit, we have used expected growth rates that are in line with expected market growth rates. The terminal value was calculated assuming a projected growth rate of 3.0%. These rates reflect our estimate of long-term growth into perpetuity and approximate the long-term gross domestic product growth expected on a global basis. The estimated weighted-average cost of capital for the reporting unit was determined to be 12.0%. Certain future events and circumstances, including deterioration of market conditions, decline in our stock price, higher cost of capital, and a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. A downward revision of these assumptions could cause the fair values of our single reporting unit to fall below its respective carrying value and we may be required to record a goodwill impairment charge.
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
Interest Rate Risk
Our results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement. Our borrowings bear interest at a variable rate; therefore, we are exposed to market risks relating to changes in interest rates. Interest rate changes generally affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2025, we had $354.8 million of outstanding variable rate loans under the 2022 Term Loan Facility. Based on our December 31, 2025 variable rate loan balances, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $3.5 million over the next 12 months.
On May 7, 2024, we entered into the 2024 Interest Rate Cap in connection with the 2022 Term Loan Facility, with a notional amount of $400 million, which amortized to $200.0 million on July 31, 2025, at a strike rate of 5.00%, as more fully described in “Note 6 - Fair Value Measurement” in Item 8. Financial Statements of this Annual Report. We use the 2024 Interest Rate Cap to add stability to interest expense and to manage our exposure to interest rate fluctuations. The fair value of the 2024 Interest Rate Cap recorded in Prepaid expenses and other current assets at December 31, 2025 was de minimis. As of December 31, 2025, the effect of a hypothetical 50 basis point increase or decrease in interest rates on the fair value of the 2024 Interest Rate Cap would be de minimis.
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
Foreign Exchange Risk
Our reporting currency, including our U.K. foreign subsidiary, Olaplex UK Limited, is the U.S. dollar. Gains or losses due to transactions in foreign currencies are reflected in Other (income) expense, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Olaplex Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Olaplex Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
In the normal course of business, the Company offers various incentives, allowances and agreed-upon deductions, including allowances for advertising, damages, promotions and discounts that give rise to variable consideration. The amount of variable consideration is estimated at the time of sale based on either the expected value method or the most likely amount, depending on the nature of the variability. The Company regularly reviews and revises, when deemed necessary, its estimates of variable consideration based on both customer-specific expectations as well as historical rates of realization. The Company has recorded allowances for reductions to prices for agreed-upon deductions, including allowances for advertising, damages, promotions and discounts. An accrual for allowances is estimated based on agreed-upon terms and the Company’s historical experience and is recorded as a reduction to sales and accounts receivable in the same period the related sales are recorded. As of December 31, 2025, the accrued allowances were $15.3 million.

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
•We tested the operating effectiveness of controls over the Company’s accrual for allowances, including controls over management’s review of the significant assumptions, such as the historical rate of realization and the estimated amount of promotional activities.
•We made inquiries of management, including management in the sales and promotion functions, related to the agreed-upon and outstanding promotional activities.
•We evaluated the reasonableness of the Company’s policies for recording the accrual for allowances including whether there were changes in those policies in the current year.
•We evaluated the Company’s historical ability to accurately estimate its accrual for allowances by performing a retrospective analysis on the prior period accrual.
•We selected customer deductions recorded subsequent to December 31, 2025 and tested that deductions pertaining to 2025 sales were properly included in the accrual for allowances.
•We evaluated management’s methodologies and tested the significant assumptions used by the Company to calculate the accrual for allowances and tested those assumptions were consistent with the terms of underlying customer revenue contracts. We also evaluated whether management’s methodologies and assumptions were reflective of recent market events and changes, as applicable, within the Company’s operating environment by reading internal communications to management and the board of directors, external communications made by management to analysts and investors, and industry reports.
/s/ Deloitte & Touche LLP
New York, New York
March 5, 2026
We have served as the Company's auditor since 2021

OLAPLEX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$318,731	$585,967
Accounts receivable, net of allowances of $18,123 and $15,859	29,013	14,934
Inventory	60,215	75,165
Prepaid expenses and other current assets	62,387	13,647
Total current assets	470,346	689,713
Property and equipment, net	1,422	1,442
Intangible assets, net	847,821	899,549
Goodwill	168,300	168,300
Deferred tax assets	46	—
Other assets	9,552	8,719
Total assets	$1,497,487	$1,767,723

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$8,117	$10,423
Accrued expenses and other current liabilities	85,304	35,639
Current portion of long-term debt	—	6,750
Current portion of Related Party payable pursuant to Tax Receivable Agreement	9,206	11,842
Total current liabilities	102,627	64,654
Long-term debt	352,290	643,712
Deferred tax liabilities	5,283	5,164
Related Party payable pursuant to Tax Receivable Agreement	155,858	177,469
Other liabilities	2,039	2,322
Total liabilities	618,097	893,321

Commitments and Contingencies (Note 14)

Stockholders’ equity (Notes 1 and 12):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 669,076,651 and 664,224,893 shares issued and outstanding as of December 31, 2025 and 2024, respectively	669	664
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	342,345	328,538
Accumulated other comprehensive loss	(337)	(765)
Retained earnings	536,713	545,965
Total stockholders’ equity	879,390	874,402
Total liabilities and stockholders’ equity	$1,497,487	$1,767,723
The accompanying notes are an integral part of these Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(amounts in thousands, except per share and share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$422,960	$422,670	$458,300
Cost of sales:
Cost of product (excluding amortization)	119,329	121,038	131,323
Amortization of patented formulations	9,985	9,342	8,345
Total cost of sales	129,314	130,380	139,668
Gross profit	293,646	292,290	318,632
Operating expenses:
Selling, general, and administrative	243,113	181,685	168,942
Amortization of other intangible assets	43,582	43,669	41,468
Total operating expenses	286,695	225,354	210,410
Operating income	6,951	66,936	108,222
Interest expense	41,342	59,585	57,954
Interest income	(14,828)	(25,379)	(18,828)
Other (income) expense, net:
Tax Receivable Agreement liability adjustment	(12,118)	3,915	(7,404)
Other (income) expense, net	(1,268)	1,903	(220)
Total other (income) expense, net	(13,386)	5,818	(7,624)
(Loss) income before provision for income taxes	(6,177)	26,912	76,720
Income tax provision	3,075	7,390	15,133
Net (loss) income	$(9,252)	$19,522	$61,587

Net (loss) income per share:
Basic	$(0.01)	$0.03	$0.09
Diluted	$(0.01)	$0.03	$0.09

Weighted average common shares outstanding:
Basic	666,459,101	661,980,612	654,592,923
Diluted	666,459,101	665,397,655	677,578,245

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of income tax effect	$428	$(2,130)	$(1,212)
Total other comprehensive income (loss)	428	(2,130)	(1,212)
Comprehensive (loss) income	$(8,824)	$17,392	$60,375
The accompanying notes are an integral part of these Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except number of shares)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance – December 31, 2022	650,091,380	$649	$312,875	$2,577	$464,856	$780,957
Net income	—	—	—	—	61,587	61,587
Issuance of shares upon settlement of stock-settled stock appreciation rights	109,620	—	326	—	—	326
Shares withheld on settlement of stock-settled stock appreciation rights	(83,501)	—	(390)	—	—	(390)
Share-based compensation expense	—	—	9,072	—	—	9,072
Issuance of shares upon exercise of stock options and vesting of restricted stock units	23,396,654	22	18,701	—	—	18,723
Shares withheld on exercise of stock options	(12,782,218)	—	(24,095)	—	—	(24,095)
Unrealized loss on derivatives, net of tax benefit of $380	—	—	—	(1,212)	—	(1,212)
Balance – December 31, 2023	660,731,935	$671	$316,489	$1,365	$526,443	$844,968
Net income	—	—	—	—	19,522	19,522
Share-based compensation expense	—	—	11,123	—	—	11,123
Issuance of shares upon exercise of stock options and vesting of restricted stock units	3,492,958	(7)	926	—	—	919
Unrealized loss on derivatives, net of tax benefit of $647	—	—	—	(2,130)	—	(2,130)
Balance – December 31, 2024	664,224,893	$664	$328,538	$(765)	$545,965	$874,402
Net loss	—	—	—	—	(9,252)	(9,252)
Share-based compensation expense	—	—	13,285	—	—	13,285
Issuance of shares upon exercise of stock options and vesting of restricted stock units	4,851,758	5	522	—	—	527
Unrealized gain on derivatives, net of tax expense of $128	—	—	—	428	—	428
Balance – December 31, 2025	669,076,651	$669	$342,345	$(337)	$536,713	$879,390
The accompanying notes are an integral part of these Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(9,252)	$19,522	$61,587
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of patent formulations	9,985	9,342	8,345
Amortization of other intangibles	43,582	43,669	41,468
Inventory write-off and disposal	5,568	7,844	15,227
Depreciation of property and equipment	345	486	479
Amortization of debt issuance costs	3,889	1,812	1,812
Deferred taxes	1,277	2,795	1,774
Tax Receivable Agreement liability adjustment	(12,118)	3,915	(7,404)
Share-based compensation expense	13,285	11,123	9,072
Acquisition-related costs in investing activities	9,305	—	—
Other	1,743	3,525	1,060
Changes in operating assets and liabilities:
Accounts receivable, net	(14,498)	24,145	5,299
Inventory	8,497	14,006	34,599
Prepaid expenses and other current assets	(48,784)	1,473	(1,366)
Accounts payable	(2,116)	3,145	(2,675)
Accrued expenses and other current liabilities	50,346	(1,471)	8,722
Other assets and liabilities	(2,394)	(2,263)	(467)
Net cash provided by operating activities	58,660	143,068	177,532

Cash flows from investing activities:
Purchase of property and equipment	(331)	(1,124)	(375)
Acquisition-related costs	(10,633)	—	—
Purchase of intangible assets	—	—	(500)
Purchase and development of software	(1,642)	(3,767)	(2,739)
Net cash used in investing activities	(12,606)	(4,891)	(3,614)

Cash flows from financing activities:
Proceeds from exercise of stock options	527	919	4,974
Principal payments of 2022 Term Loan Facility	(301,688)	(6,750)	(8,438)
Payment related to shares withheld to cover tax withholding obligations for options	—	—	(10,346)
Payment related to shares withheld to cover tax withholding obligation for SARs	—	—	(64)
Payments made pursuant to Tax Receivable Agreement	(12,129)	(12,779)	(16,452)
Net cash used in financing activities	(313,290)	(18,610)	(30,326)

Net (decrease) increase in cash and cash equivalents	(267,236)	119,567	143,592
Cash and cash equivalents - beginning of year	585,967	466,400	322,808
Cash and cash equivalents - end of year	$318,731	$585,967	$466,400

Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes, net	$(91)	$12,372	$7,738
Cash paid during the year for interest	$34,349	$59,882	$59,595
Supplemental disclosure of noncash activities:
Noncash exercise of stock options	$—	$—	$13,749
Right-of-use assets obtained in exchange for new operating lease liabilities	$53	$742	$2,128
Purchases of software not yet paid	$19	$751	$—
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Combination
The 2025, 2024 and 2023 Consolidated Financial Statements reflect the financial position, results of operations and comprehensive (loss) income, and cash flows of Olaplex Holdings, Inc. and its wholly owned subsidiaries on a consolidated basis. All intercompany account balances and transactions have been eliminated.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash balances at several high credit quality financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”). At times, such cash balances may be in excess of the $250 thousand FDIC insurance limit. As of December 31, 2025 and 2024, the Company had cash equivalents of $318.7 million and $586.0 million, respectively. The Company has not experienced any losses in such accounts.

Accounts Receivable, Net
Accounts receivable are recorded at net realizable value. The Company has recorded reserves for reductions to prices for agreed-upon deductions, including allowances for advertising, damages, promotions, and returns, as well as an allowance for credit losses. As of December 31, 2025, these reserves were $18.3 million in the aggregate, of which $18.1 million was recorded as a reduction to accounts receivable and $0.2 million was recorded as an accrued liability. As of December 31, 2024, the reserves were $21.2 million in the aggregate, of which $15.9 million was recorded as a reduction to accounts receivable and $5.3 million was recorded as an accrued liability.
The following table summarizes the accounts receivable reserves activity for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Balance at beginning of year	$21,240	$21,465
Provision (adjustment) to increase reserves	60,418	62,635
Deductions, write-offs, net and other	(63,392)	(62,860)
Balance at end of year	$18,266	$21,240
As of December 31, 2025 and 2024, our reserve for reductions to prices for agreed-upon deductions, excluding the allowances for credit losses and returns, was $15.3 million and $15.6 million, respectively.
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
Goodwill is reviewed annually at the beginning of the fourth quarter for impairment, at the reporting unit level, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. A reporting unit is an operating segment or a component of an operating segment. When testing goodwill for impairment, the Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If factors indicate that the fair value of the asset is less than its carrying amount, the Company will perform a quantitative test by determining the fair value of the reporting unit. The estimated fair value of the reporting unit is determined using a weighted average of fair value derived from both an income approach and a market approach. The fair value measurements are based on significant inputs that are unobservable in the market, with key assumptions including, but not limited to, forecasted future net sales and expenses, terminal growth rates, and a discount rate. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference. The Company manages its business on the basis of three sales channels that are part of a single operating segment and, therefore, a single reportable segment. The reportable segment is used for the purposes of impairment testing. No goodwill impairment was recorded for the fiscal years ended December 31, 2025, 2024, and 2023.
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

Brand name	25 years
Customer relationships	20 years
Patented formulations	15 years
Software	3-7 years
Impairment of Long-Lived Assets
The Company reviews long-lived tangible and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate it utilizes to evaluate potential investments. No long-lived asset impairment was recorded for the fiscal years ended December 31, 2025, 2024, and 2023.
Fair value measurements are based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement. Significant changes in the underlying assumptions used to value long-lived assets could significantly increase or decrease the fair value estimates used for impairment assessments.
Debt Issuance Costs
Original issue discount costs and third-party issue costs incurred in connection with the issuance of long-term debt are deferred and amortized over the life of the associated debt instrument on a straight-line basis, in a manner that approximates the effective interest method. To the extent that the debt is outstanding, these amounts are reflected in the Consolidated Balance Sheets as direct deductions from the long-term debt or, alternatively, to the extent these fees were allocated to the 2022 Revolver, are included within other assets if the Company has no borrowings drawn on the 2022 Revolver at the applicable balance sheet date. As of December 31, 2025 and 2024, the Company had $2.9 million and $6.8 million, respectively, of unamortized debt issuance costs in connection with its borrowings.
Property and Equipment, Net
Property and equipment are stated at historical cost, net of accumulated depreciation. The cost of assets sold or retired, and the related accumulated depreciation, are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in operating results for the period.
Estimated useful lives of the Company’s assets are as follows:

Molds	3-5 years
Equipment	5-10 years
Furniture and fixtures	3-7 years
Deferred Revenue
Amounts received from customers in the form of cash pre-payments to purchase goods are recorded as deferred revenue for contract liabilities until control of the goods is transferred to the customer based on the terms of sale. The Company’s deferred revenue balance was $0.9 million as of December 31, 2025 and 2024. See “Note 8 - Accrued Expenses and Other Current Liabilities” to the Company’s Consolidated Financial Statements of this Annual Report. Deferred revenue is included as Accrued expenses and other current liabilities on the accompanying Consolidated Balance Sheets.

Foreign Currency Transactions
Assets and liabilities denominated in foreign currencies are converted to the functional currency at the applicable current rates, including assets and liabilities of Olaplex UK Limited, an indirect subsidiary of the Company whose functional currency is in U.S. dollars. All revenues and expenses associated with foreign currencies are converted at the rates of exchange prevailing when such transactions occur. The resulting exchange loss or gain is reflected in foreign currency exchange loss or gain recorded in Other (income) expense, net in the accompanying Statements of Operations and Comprehensive (Loss) Income. Foreign exchange gains were $1.3 million for the year ended December 31, 2025, and foreign exchange losses were $1.8 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively. Activity for comprehensive income related to foreign currency activity is not applicable for periods presented.
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
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when or as performance obligations are satisfied
The Company recognizes revenue in the amount that reflects the consideration that the Company expects that it will be entitled to in exchange for transferring goods to its customers. Net sales are comprised of the transaction price from sales of products less expected allowances, including allowances for advertising, damages, promotions, discounts, and return rights. These allowances are estimated based on agreed-upon terms and the Company’s historical experience and are recorded as a reduction to sales and accounts receivable in the same period the related sales are recorded. Net sales were reduced for returns by $2.2 million, $6.7 million and $9.2 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the customers based on the terms of sale. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and the risks and rewards of ownership of the goods has been transferred to the customer. Generally, revenue from sales of merchandise to customers is recognized at a point in time, based on customer agreements, and is recorded in the period the product is shipped or delivered in accordance with the shipping terms. For the Company’s Olaplex.com website transactions, revenue is recognized upon delivery to customers. The Company’s professional and retail distributors consist of local and international customers. Payments from certain international customers are due in advance. The Company records deferred revenue for contract liabilities from contracts with customers in which the customer prepays for the order. Other international and U.S.-based customer billings are invoiced and typically due within a contractually specified term. During 2025, 2024 and 2023, the Company did not have significant financing terms with its customers.
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
As of December 31, 2025 and 2024, other than accounts receivable, the Company had no material contract assets.
The Company had contract liabilities of $0.9 million as of December 31, 2025 and 2024. Opening contract liability balances of $0.9 million, as of January 1, 2025, and $1.1 million, as of January 1, 2024, were recognized as net sales during the years ended December 31, 2025 and 2024, respectively.
Cost of Sales
Cost of sales includes the aggregate costs to procure the Company’s products, including the amounts invoiced by third-party contract manufacturers and suppliers for finished goods, as well as costs related to transportation to distribution centers, and amortization of the patented formulations.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses primarily consist of personnel-related expenses, including salaries, bonuses, fringe benefits and share-based compensation expense, marketing and advertising expenses, legal and professional fees, warehousing, shipping and fulfillment costs, costs related to merchandising, product development costs, and depreciation of property and equipment.
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
The Company extends credit to customers in certain industries which may be affected by changes in economic or other external conditions. Certain of our customers accounted for more than 10% of our net sales. During the year ended December 31, 2025, one customer represented 18% of the Company’s total net sales. During the year ended December 31, 2024, three customers represented 39% of the Company’s total net sales, in aggregate. During the year ended December 31, 2023, two customers represented 21% of the Company’s total net sales, in aggregate.
Certain of our customers have balances due in excess of 10% of the Company’s total accounts receivable. As of December 31, 2025, two customers represented 26% of total accounts receivable, in aggregate. As of December 31, 2024, three customers represented 53% of total accounts receivable, in aggregate. The Company has not experienced material bad debt losses due to this concentration.
The Company purchases its inventories for certain product categories from a small number of vendors. The Company’s largest vendor represented 52%, 48% and 32% of the Company’s inventory product purchases for the years ended December 31, 2025, 2024 and 2023, respectively.
One vendor manufactured products that accounted for 54% of the Company’s net sales for the year ended December 31, 2025 and 61% of the Company’s net sales for both of the years ended December 31, 2024 and 2023. The Company’s products are also primarily manufactured and fulfilled by companies located in Southern California.
Marketing and Advertising
The Company expenses marketing and advertising costs in the period the related promotional event occurs. Selling, general, and administrative expenses include non-employee marketing and advertising expenses of $97.1 million, $70.3 million and $60.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income.
Shipping and Fulfillment
Shipping and fulfillment costs incurred by the Company to ship to customers are expensed as incurred and are included in Selling, general, and administrative expenses. Shipping and fulfillment costs were $12.1 million, $14.2 million and $10.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income.
Share-Based Compensation
Share-based compensation options, restricted stock units (“RSUs”) and SARs granted to employees, non-employees and directors are measured at fair value at the respective grant dates and recognized as share-based compensation expense. Share-based compensation expense equal to the fair value of time-based service options that are expected to vest is estimated using the Black-Scholes model and recorded over the period the grants are earned, which is the requisite service period. The fair value of RSUs is based on the market price per share of the Company’s stock on the grant date, and expense is recognized straight line over the vesting period. The fair value of SARs is estimated using the Black-Scholes model, and expense is recognized straight line over the requisite service period. Shares issued for option exercises and RSU and SARs vesting are newly issued shares. The Company recognizes forfeitures as they occur.
Benefit Plan
The Company provides a 401(k)-defined contribution plan covering all of our U.S. employees, which allows for employee contributions and provides for employer matching contributions up to certain limits. The Company made matching contributions of $1.1 million, $0.9 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in Selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income.

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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the Company’s blended state tax rate allocation of U.S. versus foreign sourced income may impact the established liability and changes to that established liability would be recorded to Other (income) expense in the period the Company made the determination regarding the applicable change. The Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $165.1 million, with payments expected to continue through 2038. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
Asset Acquisition
On August 20, 2025, Olaplex, Inc. acquired all of the outstanding capital stock of Purvala Bioscience, Inc. (“Purvala”), a privately-held biotechnology company that seeks to develop transformative bioinspired technologies with applications across the health and beauty industries. The aggregate purchase price was $10.5 million, subject to certain adjustments. The Company accounted for the transaction as an asset acquisition since substantially all of the estimated fair value of the gross assets was concentrated in in-process research and development ("IPR&D") technology. The Company concluded the acquired IPR&D had no alternative-future use and accordingly expensed the purchase price upon closing of the transaction. In addition, the Company acquired deferred tax assets of $1.3 million, which reduced the cost basis of the acquired IPR&D asset. The Company incurred $0.1 million of transaction costs in connection with the acquisition, which were expensed as incurred. The total net expense was $9.3 million of acquisition-related costs, which were recorded to Selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The transaction was deemed a related party transaction under the relevant accounting rules since, at the time of the acquisition, the Company’s chief science and research officer was a Purvala stockholder and a member of its board of directors.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The new guidance is effective for annual periods beginning after December 15, 2024 and may be applied prospectively or retrospectively. The Company adopted ASU 2023-09 and applied the disclosure requirements on a prospective basis for the year ended December 31, 2025. See “Note 10 - Income Taxes” to the Company’s Consolidated Financial Statements of this Annual Report for further detail.

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
NOTE 3 – NET SALES
The Company distributes products in the U.S. and internationally through professional distributors in salons (“professional”), directly to retailers for sale in their physical stores and e-commerce sites (“specialty retail”), and direct-to-consumer (“DTC”) through sales to third party e-commerce customers and through its own Olaplex.com website. During the years ended December 31, 2025, 2024 and 2023, the Company’s net sales by its three sales channels, professional, specialty retail and DTC, were as follows:

	Year Ended December 31,
	2025	2024	2023
Net sales by Channel:
Professional	$153,251	$145,327	$180,084
Specialty retail	130,441	142,307	135,079
DTC	139,268	135,036	143,137
Total net sales	$422,960	$422,670	$458,300
Net sales by major geographic region are based on the shipping address on record for the customer purchasing the Company’s products. During the years ended December 31, 2025, 2024 and 2023, the Company’s net sales to consumers in the United States and International regions were as follows:

	Year Ended December 31,
	2025	2024	2023
Net sales by Geography:
United States	$203,980	$210,605	$207,677
International	218,980	212,065	250,623
Total net sales	$422,960	$422,670	$458,300
No international country exceeded 10% of total net sales for each of the years ended December 31, 2025, 2024 and 2023. Despite our customers’ geographic location, the majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency.

NOTE 4 – INVENTORY
Inventory as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Raw materials	$15,335	$20,440
Finished goods	44,880	54,725
Inventory	$60,215	$75,165
As of December 31, 2025 and 2024, the Company’s allowance for excess and obsolete inventory was $14.1 million and $15.7 million, respectively.
During the years ended December 31, 2025, 2024 and 2023, the Company recorded inventory write-offs of $5.6 million, $7.8 million and $15.2 million, respectively, due to reserves for product obsolescence.
NOTE 5 – INVESTMENT IN NONCONSOLIDATED ENTITY
The Company’s investment in and advances to its nonconsolidated entity as of December 31, 2025 and 2024 represents its investment in a limited liability company. The Company does not control or have significant influence over the operating and financial policies of this entity.
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

	December 31, 2025	December 31, 2024
Capital contributions, net of distributions and impairments	$4,500	$4,500
Total investments in and advances to nonconsolidated affiliate	$4,500	$4,500
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
In advance of the expiration of the 2022 Interest Rate Cap, on May 7, 2024, the Company entered into a second interest rate cap transaction (the “2024 Interest Rate Cap” and, together with the 2022 Interest Rate Cap, the “Interest Rate Caps”) in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, which amortized to $200.0 million on July 31, 2025, at a strike rate of 5.00%. The 2024 Interest Rate Cap expires on July 31, 2026.

The 2024 Interest Rate Cap is measured at fair value on a recurring basis by a third-party specialist using widely accepted valuation techniques. The fair value of the 2024 Interest Rate Cap is determined using a modification of the Black’s model, known as the shifted lognormal model. The variable interest rates used in the calculation are based on future interest rates derived from observable market interest rate curves and volatilities. The specialist incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value the 2024 Interest Rate Cap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the 2024 Interest Rate Cap utilize Level 3 inputs. The Company has determined that the impact of the credit valuation adjustments made to the 2024 Interest Rate Cap were not significant to the overall valuation. As a result, the 2024 Interest Rate Cap as of December 31, 2025 and 2024 was classified as Level 2 of the fair value hierarchy.
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2025 were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$11,536	$11,536	$—	$—
Prepaid expenses and other current assets:
2024 Interest Rate Cap	$—	$—	$—	$—
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2024 were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
U.S. Treasury	$64,742	$64,742	$—	$—
Money market funds	$277,901	$277,901	$—	$—
Other assets:
2024 Interest Rate Cap	$217	$—	$217	$—

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets as of December 31, 2025 and 2024 were comprised of the following:

	December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(227,636)	$724,364
Product formulations	15 years	136,500	(54,281)	82,219
Customer relationships	20 years	53,000	(15,841)	37,159
Software	3-7 years	11,217	(7,138)	4,079
Total finite-lived intangibles		1,152,717	(304,896)	847,821
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,321,017	$(304,896)	$1,016,121

	December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(189,556)	$762,444
Product formulations	15 years	136,500	(45,182)	91,318
Customer relationships	20 years	53,000	(13,191)	39,809
Software	3-15 years	10,264	(4,286)	5,978
Total finite-lived intangibles		1,151,764	(252,215)	899,549
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,320,064	$(252,215)	$1,067,849
The amortization of the Company’s brand name, customer relationships and software is recorded to Amortization of other intangible assets in the Consolidated Statements of Operations and Comprehensive (Loss) Income. A portion of Amortization of patented formulations is capitalized to Inventory in the Consolidated Balance Sheets, and the remainder is recorded to Amortization of patented formulations in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Amortization of the Company’s definite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Amortization expense, patented formulations	$9,985	$9,342	$8,345

Amortization expense, brand name and customer relationships	$40,730	$40,731	$40,730
Amortization expense, software	2,852	2,938	738
Amortization expense, other intangible assets	$43,582	$43,669	$41,468

Amortization expense, patented formulations capitalized to inventory	$(886)	$(242)	$739

The estimated future amortization expense related to the finite-lived intangible assets as of December 31, 2025 was as follows:

Year Ending December 31,
2026	$52,040
2027	51,069
2028	50,114
2029	49,959
2030	49,959
Thereafter	594,680
Total	$847,821
NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Sales tax payable	$2,814	$6,273
Accrued professional fees	5,371	3,649
Payroll liabilities	10,314	6,405
Accrued freight	3,904	2,541
Accrued advertising	9,873	5,267
Deferred revenue	925	877
Income tax payable	243	1,447
Accrued promotional allowance	143	5,381
Accrued Lilien legal settlement	46,126	—
Other accrued expenses and current liabilities	5,591	3,799
Accrued expenses and other current liabilities	$85,304	$35,639
As of December 31, 2025, the Company accrued approximately $46.1 million related to a pending settlement of the Lilien matter. The Company expected to recover substantially all of this settlement amount under its insurance policy and, as such, an insurance receivable of $46.8 million was recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2025. See further discussion regarding the Lilien matter in “Note 14 - Commitments and Contingencies.”
NOTE 9 – LONG-TERM DEBT
The Company’s Long-Term Debt as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$354,750	$656,438
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(1)	—	—
Debt issuance costs	(2,460)	(5,976)
Total term loan debt	352,290	650,462
Less: Current portion	—	(6,750)
Long-term debt, net of debt issuance costs and current portion	$352,290	$643,712
(1) As of December 31, 2025 and 2024, the Company did not have any outstanding amounts drawn on the 2022 Revolver, including letters of credit and swingline loan sub-facilities. As of December 31, 2025, the Company had $150 million of available borrowing capacity under the 2022 Revolver.

2022 Credit Agreement
On February 23, 2022, Olaplex, Inc., an indirect wholly owned subsidiary of Olaplex Holdings, Inc., together with Penelope Intermediate Corp. acting as the parent guarantor, entered into a Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”), by and among Olaplex, Inc., Penelope Intermediate Corp., Goldman Sachs Bank USA (“Goldman Sachs”), as administrative agent (the “Administrative Agent”), collateral agent and swingline lender, and each lender and issuing bank from time to time party thereto (the “Lenders”). The 2022 Credit Agreement includes, among other things, a seven-year $675.0 million senior-secured term loan facility (the “2022 Term Loan Facility”) and a five-year $150.0 million senior-secured revolving credit facility (the “2022 Revolver”), which includes a $25.0 million letter of credit sub-facility and a $25.0 million swingline loan sub-facility.
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
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict Olaplex, Inc.’s ability to (subject to certain exceptions) (i) pay dividends and distributions or repurchase its capital stock, (ii) prepay, redeem, or repurchase certain indebtedness, (iii) incur additional indebtedness and guarantee indebtedness, (iv) create or incur liens, (v) engage in mergers, consolidations, liquidations or dissolutions, (vi) sell, transfer or otherwise dispose of assets, (vii) make investments, acquisitions, loans or advances and (viii) enter into certain transactions with affiliates. The 2022 Credit Agreement also includes, among other things, customary affirmative covenants (including reporting covenants) and events of default (including a change of control) for facilities of this type, subject to certain exceptions and thresholds set forth in the 2022 Credit Agreement. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. The Company was in compliance with these affirmative and negative covenants on December 31, 2025. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.
On May 1, 2025, the Company voluntarily repaid $300.0 million of outstanding principal on the 2022 Term Loan Facility. The repayment was funded using available cash on hand and did not result in prepayment penalties or fees. The remaining balance under the 2022 Term Loan Facility is due at maturity. The Company recorded a $2.6 million write-off of deferred debt issuance costs associated with the repayment. This write-off is included in Interest expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2025.
At December 31, 2025, the future repayments of principal amounts of the Company’s 2022 Term Loan Facility, excluding the effects of debt issuance costs, for the next four years were as follows:

Year Ending December 31,
2026	$—
2027	—
2028	—
2029	354,750
Total	$354,750
The interest rate on outstanding debt under the 2022 Term Loan Facility was 7.4% per annum as of December 31, 2025. The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) adjusted term secured overnight financing rate (“SOFR”) (subject to a 0.50% floor with respect to the 2022 Term Loan Facility, and a 0% floor with respect to the 2022 Revolver) plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate (subject to a 0% floor) plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) (subject to a 1.50% floor with respect to the 2022 Term Loan Facility, and a 1.00% floor with respect to the 2022 Revolver) plus an additional interest rate spread.

Interest expense, inclusive of debt amortization, for the years ended December 31, 2025, 2024 and 2023 was $41.3 million, $59.6 million and $58.0 million, respectively.
The fair value of the Company’s long-term debt is based on the market value of its long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of December 31, 2025, the carrying amount, excluding debt issuance costs, and estimated fair value of the Company’s long-term debt was $354.8 million and $343.2 million, respectively. As of December 31, 2024, the carrying amount, excluding debt issuance costs, and estimated fair value of the Company’s long-term debt was $656.4 million and $620.3 million, respectively.
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
During the year ended December 31, 2025, the Company’s 2024 Interest Rate Cap generated an unrealized pre-tax gain of $0.6 million, recorded in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets. During the same period, the Company also recognized $0.8 million of interest expense related to amortization of the interest rate cap premium paid by the Company in connection with the 2024 Interest Rate Cap.
During the year ended December 31, 2024, the Company’s Interest Rate Caps generated an unrealized pre-tax loss of $2.8 million, recorded in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets. During the same period, the Company also recognized a $3.4 million reduction in interest expense related to the Company’s receipt of funds as a result of the interest rate cap settlements with the Company’s counterparty, partially offset by $1.1 million of interest expense related to amortization of the interest rate cap premiums paid by the Company in connection with the Interest Rate Caps.
The Company performed an initial effectiveness assessment on the Interest Rate Caps and determined them each to be an effective hedge of the cash flows related to the interest rate payments on the 2022 Term Loan Facility. The hedge is evaluated qualitatively on a quarterly basis for effectiveness. For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into Interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Payments of the up-front premium of the Interest Rate Caps are included within Prepaid expenses and other current assets and Other assets and liabilities within the cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows.
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
NOTE 10 – INCOME TAXES
The Company’s breakdown of its (loss) income before provision for income taxes for the years ended December 31, 2025, 2024 and 2023 was as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
U.S.	$(6,581)	$26,719	$76,580
Foreign	404	193	140
Total (loss) income before taxes	$(6,177)	$26,912	$76,720

The components of the provision for income taxes were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Current provision:
Federal	$1,259	$3,895	$10,701
State & Local	349	623	2,618
Foreign	190	77	40
Total current provision	1,798	4,595	13,359
Deferred provision:
Federal	1,309	2,091	1,395
State & Local	(25)	738	379
Foreign	(7)	(34)	—
Total deferred provision	1,277	2,795	1,774
Total provision for income taxes	$3,075	$7,390	$15,133
Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Inventory adjustments	$3,727	$4,057
Capitalized transaction costs	1,664	2,006
Deferred revenue	86	94
Accrued expenses and other current liabilities	9,031	5,470
Capitalized research & development expense	2,742	3,518
Interest expense limitation	8,173	8,837
Lease liability	442	557
Share-based compensation	1,919	2,100
Net operating losses	8,857	22
Research and development tax credits	194	—
Other	80	602
Total deferred tax assets	$36,915	$27,263

Deferred tax liabilities:
Intangible assets	$24,896	$17,780
Goodwill	13,739	11,563
Prepaid expenses and other current assets	1,891	1,005
Property and equipment	1,201	1,535
Right-of-use asset	425	544
Total deferred tax liabilities	42,152	32,427
Net deferred tax liabilities	$(5,237)	$(5,164)

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. See “Note 2 - Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements” to the Company’s Consolidated Financial Statements of this Annual Report for further detail. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to the Company’s actual global effective amount and rate for the year ended December 31, 2025:

	December 31, 2025
U.S. federal statutory income tax rate	$(1,297)	21.0%
State and local income taxes, net of federal income tax effect*	220	(3.6)
Foreign tax effect	14	(0.2)
Effect of cross-border tax laws:
Foreign derived intangible income deduction	(163)	2.6
Foreign branch income	85	(1.4)
Tax credits:
Research and development tax credits	(127)	2.1
Nontaxable or nondeductible items:
Share-based compensation	1,992	(32.2)
Tax Receivable Agreement	(2,545)	41.2
Purvala acquisition-related costs	2,074	(33.6)
Meals and entertainment	81	(1.3)
Changes in unrecognized tax benefits	2,203	(35.7)
Other adjustments:
Changes in prior year estimates	498	(8.1)
Other	40	(0.6)
Effective Tax Rate	$3,075	(49.8)%
* State taxes in California and Texas made up the majority (greater than 50 percent) of the tax effect in this category.
The following table provides a reconciliation between the U.S. federal statutory rate and the Company’s effective tax rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
U.S. federal statutory income tax rate	21.0%	21.0%
Foreign derived intangible income deduction	(4.3)	(3.9)
Changes in prior year estimates	(4.4)	(0.4)
State and local income taxes, net of federal benefit	4.9	4.0
Share-based compensation	6.6	(0.1)
Tax Receivable Agreement	3.1	(2.0)
Other	0.6	1.1
Effective Tax Rate	27.5%	19.7%
The Company assesses positive and negative evidence for each jurisdiction to determine whether it is more likely than not that existing deferred tax assets will be realized. As of December 31, 2025 and 2024, no valuation allowance was recorded as the Company has concluded that its deferred tax assets are more likely than not to be realized.
As of December 31, 2025, the Company had pretax U.S. federal net operating loss (“NOL”) carryforwards of $40.0 million and state NOL carryforwards of $9.1 million, the tax effect of which was $8.4 million and $0.5 million, respectively. The federal NOL may be carried forward indefinitely, and the state NOL carryforwards expire at various dates through tax year 2045. As of December 31, 2025, the Company had $0.2 million of U.S. federal research and development credits, which will expire in 2045 if not utilized. Additionally, as of December 31, 2025, the Company had a tax-effected interest expense limitation carryforward of $8.2 million.

The Company’s ability to utilize any federal NOL and research and development credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, which provide that if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change in its ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development credits) to offset its post-change income may be limited. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

December 31, 2025
Balance at January 1	$—
Additions for tax positions related to current year	2,251
Additions for tax positions for prior years	2,426
Reductions for tax positions of prior years	—
Lapse of statute of limitations	—
Balance at December 31	$4,677
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority based on the technical merits. As of December 31, 2025, there were $4.7 million of unrecognized tax benefits that, if recognized, would affect the Company’s annual effective tax rate. There were no unrecognized tax benefits prior to 2025. The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax provision in the Consolidated Statements of Operations and Comprehensive (Loss) Income. For the year ended December 31, 2025, the Company recognized $0.1 million of interest and penalties. The Company had approximately $0.1 million of interest and penalties accrued as of December 31, 2025.
In the normal course of business, the Company and its subsidiaries may be examined by various taxing authorities, including the U.S. Internal Revenue Service. As of December 31, 2025, the Company remained subject to examination in the U.S. and the U.K. for the 2020 through 2025 tax years. The Company is currently under examination in the State of California for 2020 and 2021.
The components of federal, state and foreign taxes (refunded) paid, net for the year ended December 31, 2025 were as follows:

December 31, 2025
Federal	$(57)
State	(141)
Foreign	107
Total taxes refunded, net	$(91)

The following table provides a breakdown of jurisdictions exceeding 5% of income taxes (refunded) paid, net for the year ended December 31, 2025:

December 31, 2025
State:
Alabama	$(50)
California	(600)
Connecticut	(25)
Florida	11
Mississippi	1,204
New Jersey	14
New York	(141)
Tennessee	(50)
Utah	(180)
Virginia	(444)
Texas	115
Foreign:
United Kingdom	$107
Tax Receivable Agreement
During the years ended December 31, 2025 and 2024, the Company had a net payment to the Pre-IPO Stockholders of $12.1 million and $12.8 million, respectively, as required pursuant to the terms of the Tax Receivable Agreement. The tax liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the Company’s blended state tax rate, allocation of U.S. versus foreign sourced income and changes in tax rules on the amortization and depreciation of assets may significantly impact the established liability and changes would be recorded to other expense (income) in the period the Company made the determination. The Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $165.1 million, with payments expected to continue through 2038. Payments under the Tax Receivable Agreement, which began in fiscal year 2022, are not conditioned upon the parties’ continued ownership of equity in the Company.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized other income of $12.1 million, other expense of $3.9 million and other income of $7.4 million, respectively, for changes to the liability for the Tax Receivable Agreement resulting primarily from updates to the blended state income tax rate and changes in the effective federal tax rate used to measure the obligation. The changes in the effective federal tax rate were due to a change in the portion of federal taxable income that is eligible for the FDII deduction. Additionally, during the year ended December 31, 2025, the Company recognized the effects of the OBBBA on the Tax Receivable Agreement liability, which represented $9.5 million of the net $12.1 million reduction to the Tax Receivable Agreement liability. The reduction was primarily due to a decrease in the expected tax savings in the fiscal year ending December 31, 2026 and beyond due to the increase in the deduction allowed for FDII enacted by the OBBBA. The Tax Receivable Agreement liability as of December 31, 2025 was $165.1 million, of which $155.9 million was recorded in long term liabilities and $9.2 million was recorded in current liabilities. The Tax Receivable Agreement liability as of December 31, 2024 was $189.3 million, of which $177.5 million was recorded in long term liabilities and $11.8 million was recorded in current liabilities.

NOTE 11 – SHARE-BASED COMPENSATION
2021 Equity Incentive Plan
On September 17, 2021, the Company adopted the Olaplex Holdings 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options, non-qualified stock options, SARs, restricted stock, unrestricted stock, stock units, including RSUs, performance awards, and other stock-based awards to employees, directors and consultants of the Company and its subsidiaries. The number of shares of common stock originally authorized under the 2021 Plan (subject to adjustment as described in the next paragraph below) was 92,292,025 shares of common stock, plus the number of shares of common stock underlying awards granted under the Penelope Holdings Corp. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) that on or after September 17, 2021 expire or become unexercisable, are forfeited to, or repurchased for cash by, the Company, are settled in cash, or otherwise become available again for grant. As of December 31, 2025, a total of 151,543,471 shares have been authorized for issuance under the 2020 Plan and 2021 Plan, with 101,028,561 shares available for issuance under the 2021 Plan and no shares available for issuance under the 2020 Plan.
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
The modified awards were accounted for as equity awards going forward from the modification date with a fair value measured on the modification date and recognized on a straight-line basis over the remaining requisite service period. The Company compared the fair value of the awards granted immediately before the modification date to the fair value of the modified awards and determined there was no change in the fair value at the modification date. Performance awards prior to the modification date were not expensed, given they were contingent upon achieving a market condition, until such market condition was achieved. Therefore, on the modification date, the Company reclassified the amounts previously recorded as a share-based compensation liability to a component of equity in the form of a credit to additional paid-in capital (“APIC”). As of the modification date, the Company converted 585,900 time-based and 301,050 market and performance-based cash-settled units into solely time-based stock-settled SARs. For the period through the modification date, the Company had recognized $1.6 million as compensation expense in selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income with a corresponding recording to liability which was reclassified to APIC on the modification date.
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
These modified SARs are included in the weighted average diluted shares outstanding calculation set forth below in “Note 15 - Net (Loss) Income Per Share”.
Outstanding Option Grants and SARs
The following table summarizes the stock options and stock-settled SARs activity for the year ended December 31, 2025:

	Time-based options and stock-settled SARs				Performance-based options
	Number of options and stock-settled SARs	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of options	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	11,243,440	$2.51			520,041	$1.51
Granted	—	—			—	—
Cancelled/Forfeited	(1,099,628)	3.77			(240,625)	1.21
Options Exercised and Issued for Shares	(692,681)	0.76			—	—
Outstanding at December 31, 2025	9,451,131	$2.49	6.0	$770	279,416	$1.76	4.3	$42
Vested and Exercisable	6,228,962	$2.65	6.0	$252	279,416	$1.76	4.3	$42
The following table summarizes additional information with respect to stock options and SARs:

	Year Ended December 31,
	2025	2024	2023
Weighted average grant date fair value per share of options granted	$—	$—	$2.58
Intrinsic value of options and stock-settled SARs exercised	$498	$1,421	$39,098
The intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option.
The fair value of time-based options granted was calculated using the following assumptions during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Expected term (years)	—	—	6.25
Expected volatility (%)	—	—	38 - 40%
Risk-free interest rate (%)	—	—	4.22 - 4.26%
Expected dividend yield (%)	—	—	—

Expected term
The expected term of the options represents the period of time that the options are expected to be outstanding. Options granted have a maximum contractual life of 10 years. The Company estimated the expected term based upon the simplified method described in Staff Accounting Bulletin No. 107, as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.
Expected volatility
As the Company did not have sufficient trading history for its common stock, the expected stock price volatility for the common stock was estimated by taking the average historic price volatility for certain industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consisted of several public companies within the same industry.
Risk-free interest rate
The risk-free interest rate was based on the U.S. Constant Maturity Treasury rate, with maturities similar to the expected term.
Expected dividend yield
The Company does not anticipate paying any dividends in the foreseeable future. As such, the Company used an expected dividend yield of zero.
RSUs
During the year ended December 31, 2025, the Company issued time-based RSUs to its non-employee directors pursuant to the 2021 Plan. The RSUs granted to the Company’s non-employee directors vest on the date of the Company’s 2026 Annual Meeting of Stockholders, subject to the non-employee director’s continued service through such date. Upon vesting, one share of the Company’s common stock is issued for each RSU.
Additionally, during the year ended December 31, 2025, the Company issued RSUs to eligible employees. The RSUs generally vest over four years. Upon vesting, one share of the Company’s common stock is issued for each RSU.
The table below summarizes the status of the Company’s time-based RSUs activity for the year ended December 31, 2025:

	Time-based RSUs
	Number of Awards	Weighted Average Grant-Date Fair Value Per Share
Unvested Shares at December 31, 2024	13,033,247	$2.07
Granted	12,996,176	1.45
Vested	(4,159,077)	2.16
Forfeited	(2,557,382)	1.89
Unvested Shares at December 31, 2025	19,312,964	$1.66
The following table summarizes additional information with respect to RSUs:

	Year Ended December 31,
	2025	2024	2023
Weighted average grant date fair value per share of RSUs granted	$1.45	$1.77	$3.00
Total grant date fair value of RSUs vested	$8,967	$6,872	$1,450

The Company presents share-based compensation expense in Selling, general and administrative expenses on the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income. The following table summarizes share-based compensation expense for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Share-based compensation expense	$13,285	$11,123	$9,072
Income tax benefit	$1,925	$1,836	$2,015
The following table summarizes unrecognized compensation costs from share-based compensation related to non-vested awards as of December 31, 2025:

	Unrecognized share-based compensation expense	Weighted-Average Remaining Recognition Period (in years)
Options	$2,668	1.9
RSUs	26,436	2.7
SARs	64	0.2
Total unrecognized share-based compensation expense	$29,168
NOTE 12 – EQUITY
During the year ended December 31, 2025, the Company issued 4,851,758 shares of its common stock, of which 692,681 shares were issued as a result of stock options exercised and 4,159,077 shares were issued upon vesting of RSUs.
During the year ended December 31, 2024, the Company issued 3,492,958 shares of its common stock, of which 1,199,319 shares were issued as a result of stock options exercised and 2,293,639 shares were issued upon vesting of RSUs.
NOTE 13 – RELATED PARTY TRANSACTIONS
Pacvue Services
In August 2023, the Company entered into an agreement with Pacvue Corporation, an e-commerce advertising and software company, in which certain investment funds affiliated with Advent International, L.P. (“Advent”), the holder of a majority of the Company’s common stock (collectively, the “Advent Funds”), hold a greater than 10% equity interest. During the year ended December 31, 2025, payments to Pacvue Corporation were de minimis. Payments to Pacvue Corporation during the year ended December 31, 2024 were $0.3 million for digital media services, which were negotiated on an arm’s length basis and on market terms. Payments to Pacvue Corporation during the year ended December 31, 2023 were de minimis.
Tax Receivable Agreement
In connection with the Reorganization Transactions, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 - Summary of Significant Accounting Policies - Tax Receivable Agreement” to the Company’s Consolidated Financial Statements of this Annual Report. During the years ended December 31, 2025, 2024 and 2023, the Company made payments of $12.1 million, $12.8 million and $16.6 million, respectively, as required pursuant to the terms of the Tax Receivable Agreement.
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

NOTE 14 – COMMITMENTS AND CONTINGENCIES
Commitments
Purchase commitments are comprised of the Company’s commitments for contracted goods and services arising in the ordinary course of business. These commitments are generally short-term in nature and are recorded as liabilities when the related goods are received or services rendered.
As of December 31, 2025, the Company had total future purchase commitments under noncancelable goods and service contracts of $71.6 million. Additionally, the Company had future minimum lease payments under its operating lease obligations of $3.6 million as of December 31, 2025.
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
Pending Legal Proceedings
On November 17, 2022, a putative securities class action was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, captioned Lilien v. Olaplex Holdings, Inc. et al., No. 2:22-cv-08395. The action was brought on behalf of a putative class of purchasers of the Company’s common stock in or traceable to the Company’s IPO and asserted claims under Sections 11, 12, and 15 of the Securities Act of 1933. After the court’s decision denying defendants’ motion to dismiss in part and the parties’ briefing on class certification, on July 2, 2025, the parties filed a joint stipulation notifying the court that they had reached an agreement in principle to settle the action on a class-wide basis. On December 5, 2025, the court approved the settlement, and the appeals period expired in January 2026. The judgment is now final. The Company continues to expressly deny any charges or allegations of wrongdoing or liability arising out of any of the conduct, statements, acts, or omissions alleged in the action.
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
On March 22, 2024, a second purported derivative action was filed against the Company, Advent International Corporation, and certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California, captioned Hutchinson v. Advent International Corporation, et al., No. 2:24-cv-02364. This action is premised on allegations similar to those asserted in the Lilien federal securities litigation and in the Ciuffo federal derivative action and seeks similar relief to that sought in Ciuffo. On April 19, 2024, the parties in both purported derivative actions filed a joint stipulation to consolidate the two derivative actions into the first filed docket (No. 2:23 cv-09712-SVW-SK), and to stay proceedings in the consolidated case, which the court granted on June 26, 2024. On March 17, 2025, the court held a status conference with the parties, during which the court ordered that the stay in the action shall remain in effect pending resolution of the Lilien action. On May 28, 2025, the court entered an order lifting the stay as to the master file and restoring it to the active calendar, while ordering that all consolidated derivative actions are stayed and moved into the inactive calendar. On February 23, 2026, the parties filed a notice of settlement with the court that indicated that the parties reached a binding settlement agreement that resolves the derivative claims, subject to court approval, and have agreed to a mediation to resolve the issue of attorneys’ fees. The parties requested that the court set the deadline to file the motion for preliminary approval of the settlement for April 17, 2026 and confirm a stay of the proceedings. On February 25, 2026, the court approved the parties’ request and moved the matter to the inactive calendar pending finalization of the settlement.
Any potential loss associated with these pending legal proceedings is not probable or reasonably estimable at this time.
As of December 31, 2025, the Company was not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

NOTE 15 – NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net (loss) income per common share computations:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net (loss) income	$(9,252)	$19,522	$61,587

Denominator:
Weighted average common shares outstanding – basic	666,459,101	661,980,612	654,592,923
Dilutive common equivalent shares from equity options and awards	—	3,417,043	22,985,322
Weighted average common shares outstanding – diluted	666,459,101	665,397,655	677,578,245

Net (loss) income per share:
Basic	$(0.01)	$0.03	$0.09
Diluted	$(0.01)	$0.03	$0.09
The shares of the Company’s common stock underlying stock options, RSUs and SARs that were excluded in the computation of diluted net (loss) income per common share because their inclusion would have been anti-dilutive were as follows:

	Year Ended December 31,
	2025	2024	2023
Stock options	10,138,866	7,217,519	4,372,562
RSUs	18,701,267	4,493,242	66,356
SARs	25,515	118,800	279,723

NOTE 16 – SEGMENT REPORTING
The Company sells haircare products through three sales channels: professional, specialty retail and DTC. The Company does not have intersegment revenues. See further discussion in “Note 3 - Net Sales” to the Company’s Consolidated Financial Statements of this Annual Report for more information. The Company manages its business on the basis of its three sales channels that are part of a single operating segment, and, therefore, a single reportable segment.
The accounting policies of the Company’s single reportable segment are the same as those described in “Note 2 - Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements of this Annual Report.
The CODM assesses the Company’s performance and allocates resources based on net income that is also reported on the Consolidated Statement of Operations and Comprehensive (Loss) Income. The measure of the Company’s segment assets is reported on the Consolidated Balance Sheets as total assets.
The CODM uses net income to evaluate income generated from segment assets in deciding how to reinvest profits into the Company as well as in assessing performance of the segment.

	Year Ended December 31,
	2025	2024	2023
Net sales	$422,960	$422,670	$458,300
Less: (1)
Cost of product (excluding amortization) (2)	119,329	121,038	131,299
Marketing expenses	97,051	70,322	66,399
Adjusted selling, general, and administrative (3)	109,579	96,372	83,283
Depreciation and amortization	53,912	53,497	50,291
Interest expense	41,342	59,585	57,954
Interest income	(14,828)	(25,379)	(18,828)
Tax Receivable Agreement liability adjustment	(12,118)	3,915	(7,404)
Income tax provision	3,075	7,390	15,133
Share-based compensation expense	13,285	11,123	9,072
Other segment items (4)	21,585	5,285	9,514
Net (loss) income	$(9,252)	$19,522	$61,587
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) For the year ended December 31, 2023, amount also excluded an inventory write off and disposal cost.
(3) Amounts exclude depreciation and amortization expense, marketing expenses, share-based compensation expense and the other costs described in footnote 4 to this table.
(4) For the year ended December 31, 2025, other segment items included certain litigation-related expenses, acquisition-related costs, research and development costs and Other (income) expense, net. For the year ended December 31, 2024, other segment items included research and development costs and Other (income) expense, net. For the year ended December 31, 2023, other segment items included research and development costs, Other (income) expense, net, and non-ordinary costs consisting of a one-time former distributor payment, inventory write off and disposal, executive reorganization costs and organizational realignment costs.

NOTE 17 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION
The Condensed Financial Statements of Olaplex Holdings, Inc. (parent company only) are presented below:
OLAPLEX HOLDINGS, INC.
SCHEDULE I - PARENT COMPANY CONDENSED BALANCE SHEET
(amounts in thousands, except shares)

	December 31, 2025	December 31, 2024

Assets
Investment in subsidiaries	$1,066,726	$1,072,116
Prepaid expenses and other current assets	46,909	54
Income tax receivable	3,439	5,727
Deferred tax assets	1,856	466
Total assets	$1,118,930	$1,078,363

Liabilities and stockholders' equity
Current Liabilities:
Accrued expenses and other current liabilities	$47,014	$1,119
Due to affiliates	27,345	13,531
Current portion of Related Party payable pursuant to Tax Receivable Agreement	9,206	11,842
Total current liabilities	83,565	26,492
Related Party payable pursuant to Tax Receivable Agreement	155,858	177,469
Other liabilities	117	—
Total liabilities	239,540	203,961

Commitments and Contingencies (Note 5)

Stockholders' equity:
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 669,076,651 and 664,224,893 shares issued and outstanding as of December 31, 2025 and 2024, respectively	669	664
Additional paid-in capital	500,936	487,128
Accumulated other comprehensive loss	(337)	(765)
Retained earnings	378,122	387,375
Total stockholders' equity	879,390	874,402
Total liabilities and stockholders' equity	$1,118,930	$1,078,363
The accompanying notes are an integral part of Condensed Financial Information (Schedule I)

OLAPLEX HOLDINGS, INC.
SCHEDULE I - PARENT COMPANY CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
Selling, general, and administrative	$16,816	$7,377	$8,380
Total operating expenses	16,816	7,377	8,380
Interest expense	19	2	195
Other (income) expense, net:
Tax Receivable Agreement liability adjustment	(12,118)	3,915	(7,404)
Equity in undistributed losses (earnings)	5,819	(29,263)	(60,768)
Total other (income) expense, net	(6,299)	(25,348)	(68,172)
(Loss) Income before benefit for income taxes	(10,536)	17,969	59,597
Income tax benefit	(1,284)	(1,553)	(1,990)
Net (loss) income	(9,252)	19,522	61,587
Comprehensive (loss) income	$(9,252)	$19,522	$61,587
The accompanying notes are an integral part of Condensed Financial Information (Schedule I)

OLAPLEX HOLDINGS, INC.
SCHEDULE I - PARENT COMPANY CONDENSED STATEMENT OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(9,252)	$19,522	$61,587
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in undistributed losses (earnings)	5,819	(29,263)	(60,768)
Tax Receivable Agreement liability adjustment	(12,118)	3,915	(7,404)
Share-based compensation expense	2,222	1,965	1,800
Deferred tax assets	(1,391)	(19)	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(46,855)	92	(146)
Income taxes	2,099	(6,828)	5,754
Accrued expenses and other current liabilities	46,083	(213)	507
Due to affiliates	24,878	9,363	20,598
Other assets and liabilities	117	—	(29)
Net cash provided by (used in) operating activities	11,602	(1,466)	21,888

Cash flows from financing activities:
Distribution of earnings from subsidiaries	—	13,326	—
Proceeds from exercise of stock options	527	919	4,974
Payments made pursuant to Tax Receivable Agreement	(12,129)	(12,779)	(16,452)
Payment related to shares withheld to cover tax withholding obligations for options	—	—	(10,346)
Payment related to shares withheld to cover tax withholding obligation for SARs	—	—	(64)
Net cash (used in) provided by financing activities	(11,602)	1,466	(21,888)

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents - beginning of year	—	—	—
Cash and cash equivalents - end of year	$—	$—	$—
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
3. Restricted net assets
Olaplex Holdings’ subsidiaries are restricted in their ability to transfer certain of their net assets to Olaplex Holdings in the form of dividends, loans or advances under the 2022 Credit Agreement. The restricted net assets of Olaplex Holdings’ subsidiaries amount to $973.9 million and $947.2 million as of December 31, 2025 and 2024, respectively.
4. Tax Receivable Agreement liability adjustment
Tax Receivable Agreement liability adjustment reflects adjustments due to an update to the blended state income tax rate and the effective federal tax rate used to measure the related party payable pursuant to the Tax Receivable Agreement. Additionally, during the year ended December 31, 2025, the Company recognized the effects of the OBBBA on the Tax Receivable Agreement liability, which accounted for $9.5 million of the net $12.1 million reduction to the Tax Receivable Agreement liability.
5. Commitments and contingencies
Olaplex Holdings is party to a Tax Receivable Agreement with the Pre-IPO Stockholders that provides for the payment by Olaplex Holdings to the Pre-IPO Stockholders of 85% of the amount of any tax benefits that Olaplex Holdings actually realizes, or in some cases is deemed to realize, as a result of certain transactions. See further discussion in “Note 10 - Income Taxes” to the Company’s Consolidated Financial Statements of this Annual Report for more information regarding the Tax Receivable Agreement. As of December 31, 2025 and 2024, liabilities under the Tax Receivable Agreement totaled $165.1 million and $189.3 million, respectively, of which $9.2 million and $11.8 million, respectively, was a current liability.
See “Note 8 - Accrued Expenses and Other Current Liabilities” and “Note 14 - Commitments and Contingencies” to the Company’s Consolidated Financial Statements of this Annual Report for information regarding certain litigation matters.

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
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on its assessment and those criteria, management concluded that Olaplex’s internal control over financial reporting was effective as of December 31, 2025.
The Company’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which appears in this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Olaplex Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Olaplex Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 5, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
March 5, 2026

ITEM 9B. OTHER INFORMATION
(b)During the three months ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required to be included in Part III Item 10 will be included in our proxy statement for our 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”), which we intend to file with the SEC within 120 days after the end of our fiscal 2025 year, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information required to be included in Part III Item 11 will be included in our 2026 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2025 year, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required to be included in Part III Item 12 will be included in our 2026 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2025 year, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be included in Part III Item 13 will be included in our 2026 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2025 year, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required to be included in Part III Item 14 will be included in our 2026 Proxy Statement, which we intend to file with the SEC within 120 days after the end of our fiscal 2025 year, and is incorporated herein by reference.

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

2.1*+
Stock Purchase Agreement, dated August 20, 2025, among Olaplex, Inc., Purvala Bioscience, Inc., the stockholders and optionholders of Purvala Bioscience, Inc, and Shareholder Representative Services LLC, as the representative of the stockholders and optionholders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 26, 2025 (File No. 001-40860)).

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

3.3	Second Amended and Restated Bylaws of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 20, 2023 (File No. 001-40860)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).
4.2	Description of Registrant’s Securities.
10.1	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001-40860)).
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

10.15#
Amended and Restated Letter Agreement, dated December 11, 2023, by and among Olaplex, Inc., Olaplex Holdings, Inc. and Amanda Baldwin (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed on February 29, 2024 (File No. 001-40860)).

10.16#
Letter Agreement, dated July 1, 2024, by and between Olaplex, Inc. and Catherine Dunleavy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2024 (File No. 001-40860)).

10.17#
Letter Agreement, dated February 17, 2022, by and between Olaplex, Inc. and John Duffy (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K, filed on March 4, 2025 (File No. 001-40860)).

10.18#
Letter Agreement, dated April 17, 2023, by and between Olaplex, Inc. and Trisha Fox (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K, filed on March 4, 2025 (File No. 001-40860)).

19	Olaplex Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K, filed on March 4, 2025 (File No. 001-40860)).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
+ Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby undertakes to furnish an unredacted copy of the exhibit upon request by the SEC.
# Indicates a management contract or compensation plan, contract or arrangement
† This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLAPLEX HOLDINGS, INC.

	By:	/s/ Amanda Baldwin
March 5, 2026		Name:	Amanda Baldwin
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Amanda Baldwin	Chief Executive Officer and Director
Amanda Baldwin	(Principal Executive Officer)

/s/ Catherine Dunleavy	Chief Operating Officer and Chief Financial Officer
Catherine Dunleavy	(Principal Financial Officer)

/s/ Kenneth F. Egan	Interim Chief Accounting Officer
Kenneth F. Egan	(Principal Accounting Officer)

/s/ John P. Bilbrey	Executive Chair of the Board
John P. Bilbrey

/s/ Tricia Glynn	Lead Director
Tricia Glynn

/s/ Christine Dagousset	Director
Christine Dagousset

/s/ Pamela Edwards	Director
Pamela Edwards

/s/ Deirdre Findlay	Director
Deirdre Findlay

/s/ Jerome Griffith	Director
Jerome Griffith

/s/ Martha Morfitt	Director
Martha Morfitt

/s/ David Mussafer	Director
David Mussafer

/s/ Emily White	Director
Emily White

/s/ Michael White	Director
Michael White

March 5, 2026