Form 10-K/A
period 2025-12-31
OLAPLEX HOLDINGS, INC.
filed 2026-04-30
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	OLPX	Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T
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
As of April 20, 2026, the registrant had 672,042,176 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On March 5, 2026, Olaplex Holdings, Inc. (the “Company,” “we,” or “our”) filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2025 (the “Original Form
10-K”).
The Original Form
10-K
omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions and Director Independence) and 14 (Principal Accounting Fees and Services) in reliance on the General Instructions to Form
10-K,
which provide that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form
10-K,
in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year. This Amendment No. 1 to Form
10-K
(this “Amendment”) is being filed solely to amend Items 10 through 14 of the Original Form
10-K
to include the information required by such Items and to amend Item 15 of Part IV to reflect the filing of new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as described below.
Except as described above, no other changes have been made to the Original Form
10-K.
The Original Form
10-K
continues to speak as of the date of the Original Form
10-K,
and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form
10-K
other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with our Original Form
10-K
and with our filings with the SEC subsequent to the filing of our Original Form
10-K.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of our principal executive officer and our principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in the Original Form
10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth the name, age and class, as of April 20, 2026, of individuals who currently serve as directors on our board of directors (the “Board”). Our Board currently consists of four directors with terms expiring in 2028 (Class I), four directors with terms expiring in 2026 (Class II), and three directors with terms expiring in 2027 (Class III). At each annual meeting of stockholders, directors in one class are elected for a full term of three years to succeed those directors whose terms are expiring.

Name	Age	Position	Class
John P. Bilbrey	69	Executive Chair of the Board	Class I
Deirdre Findlay	52	Director	Class I
Jerome Griffith	68	Director	Class I
Michael White	38	Director	Class I
Pamela Edwards	63	Director	Class II
Martha Morfitt	68	Director	Class II
David Mussafer	62	Director	Class II
Emily White	47	Director	Class II
Amanda Baldwin	47	Chief Executive Officer and Director	Class III
Christine Dagousset	61	Director	Class III
Tricia Glynn	45	Lead Director	Class III

Class II – Directors with Terms Expiring in 2026

PAMELA EDWARDS Age: 63 Director	Pamela Edwards has served as a member of our Board since March 2025. Ms. Edwards previously served as the Chief Financial Officer and Executive Vice President of Citi Trends, Inc., a retail clothing company, from January 2021 through April 2022. Prior to Citi Trends, Ms. Edwards held various roles with L Brands Inc., one of the world’s leading specialty retailers, including as Chief Financial Officer and Executive Vice President of its Mast Global division from April 2017 to September 2020, Chief Financial Officer of its Victoria’s Secret division (n/k/a Victoria’s Secret & Co.) from 2007 to April 2017, and Chief Financial Officer of its Express division from 2005 to 2007. Prior to that, Ms. Edwards worked in various business and financial planning roles at Gap/Old Navy, Sears Roebuck and Kraft Foods. Ms. Edwards currently serves on the board of directors of Citi Trends, Inc. and Fossil Group, Inc. She previously served on the Board of Directors of The Azek Company Inc. from 2023 to 2025, Hibbett, Inc. from 2022 to 2024 and NMG Holding Company, Inc. (formerly known as Neiman Marcus Group LLC) from 2020 to 2024. Ms. Edwards earned an M.B.A. from the Fuqua School of Business at Duke University and a B.S. in Finance from Florida A&M University. We believe Ms. Edwards is qualified to serve on our Board because of her extensive experience in finance, strategy and operations leadership across a variety of retail brands and sectors.

MARTHA MORFITT Age: 68 Director	Martha (Marti) Morfitt has served as a member of our Board since August 2021. Prior to the Pre-IPO Reorganization (as defined in “Item 13. Certain Relationships and Related Transactions, and Director Independence – Tax Receivable Agreement”), Ms. Morfitt had been a member of the Board of Managers of Penelope Group GP, LLC (the “Board of Managers of Penelope Group GP”) – the former general partner of Penelope Group Holdings, L.P. (“Penelope Group Holdings”), a former indirect parent of Olaplex, Inc. – since April 2021. Ms. Morfitt is a principal of River Rock Partners, Inc., a business and cultural transformation consulting firm, where she has served since 2008. Previously, Ms. Morfitt served as the Chief Executive Officer of Airborne, Inc. from 2009 to 2012. Prior to joining Airborne, Inc., Ms. Morfitt worked at CNS, Inc., serving as President and Chief Executive Officer from 2001 to 2007 and Chief Operating Officer from 1998 to 2001. Prior to that, Ms. Morfitt worked for The Pillsbury Company in a succession of marketing and leadership roles beginning in 1982. Ms. Morfitt currently serves on the board of directors of Graco Inc. and as the Executive Chair of the board of directors of lululemon athletica inc. She previously served on the board of directors of Mercer International, Inc. from 2017 to 2020. She earned her H.B.A. in Marketing & Strategy from the Richard Ivey School of Business at the University of Western Ontario and an M.B.A. from the Schulich School of Business at York University. We believe Ms. Morfitt is qualified to serve on our Board because of her exceptional knowledge of business and strategy and her vast management experience.

DAVID MUSSAFER Age: 62 Director	David Mussafer has served as a member of our Board since August 2021. Prior to the Pre-IPO Reorganization, Mr. Mussafer had been a member of the Board of Managers of Penelope Group GP since January 2020. Mr. Mussafer is Chairman and Managing Partner of Advent International, L.P., which he joined in 1990. Advent International, L.P. is affiliated with the Advent Funds (as defined in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) that acquired the Olaplex business in January 2020. Prior to Advent, Mr. Mussafer worked at Chemical Bank from 1985 to 1988. Mr. Mussafer has led or co-led more than 37 buyout investments at Advent across a range of industries. Mr. Mussafer serves on the board of directors of lululemon athletica inc. and Fisher Investments. He previously served on the board of directors of First Watch Restaurant Group, Inc. from 2019 to 2021. Mr. Mussafer holds a B.S.M., cum laude, from Tulane University and an M.B.A. from the Wharton School of the University of Pennsylvania. We believe Mr. Mussafer is qualified to serve on our Board because his extensive experience enables him to provide valuable insights regarding board processes and operations as well as the relationship between our Board and stockholders.

EMILY WHITE Age: 47 Director	Emily White has served as a member of our Board since August 2021. Prior to the Pre-IPO Reorganization, Ms. White had been a member of the Board of Managers of Penelope Group GP since January 2020. She has served as President of Anthos Capital, a Los Angeles-based investment firm, since 2018. She spent the last two decades helping build and operate some of technology’s most notable companies, including Google, Facebook, Instagram and Snapchat. Ms. White served as Snapchat’s Chief Operating Officer from 2014 to 2015. Prior to joining Snapchat, Ms. White held several leadership roles at Facebook Inc. from 2010 to 2013, including leading the business side of Instagram where she was responsible for building and launching their monetization products. From 2001 to 2010, Ms. White worked at Google, where she ran North American Online Sales and Operations, Asia Pacific & Latin America business and the Emerging Business channel. Ms. White serves on several public and private company boards, including lululemon athletica inc. and Yerba Madre. Ms. White previously served on the board of directors of Northern Star Investment Corp. IV from 2021 to 2023, Graco Inc. from 2018 to 2022, and Zayo Group Holdings, Inc. from 2017 to 2020. She has also served on the boards of the National Center for Women in I.T., a non-profit coalition working to increase the participation of girls and women in computing and technology, and X-Prize, a non-profit focused on creating breakthroughs that pull the future forward. She received a B.A. in Art History from Vanderbilt University. We believe Ms. White is qualified to serve on our Board because of her extensive experience with social networking and technology companies, her understanding of the demographics in which our principal customers reside and the diversity in background and experience she provides to our Board.

Class III – Directors with Terms Expiring in 2027

AMANDA BALDWIN Age: 47 Chief Executive Officer and Director	Amanda Baldwin has served as a member of our Board and as our Chief Executive Officer since December 2023. Prior to joining Olaplex, Ms. Baldwin served as Chief Executive Officer and President of Supergoop LLC since August 2016. Prior to joining Supergoop!, she served as a Senior Vice President at L Catterton, a global consumer-focused investment fund, collaborating with management teams across the portfolio with a particular focus on the beauty sector. She previously led the omnichannel marketing strategy of Dior Beauty North America at LVMH Moët Hennessy Louis Vuitton and held several positions at Clinique, a part of The Estée Lauder Companies. Ms. Baldwin currently serves on the board of directors of Ibotta, Inc., KIPP NYC and Cosmetic Executive Women. Ms. Baldwin earned an M.B.A. from the University of Pennsylvania Wharton School and an A.B. from Harvard University. We believe that Ms. Baldwin is qualified to serve on our Board because of her expertise in the beauty industry, including brand building, marketing and product development, and leadership experience.

CHRISTINE DAGOUSSET Age: 61 Director	Christine Dagousset has served as a member of our Board since August 2021. Prior to the Pre-IPO Reorganization, Ms. Dagousset had been a member of the Board of Managers of Penelope Group GP since May 2020. In January 2024, Ms. Dagousset founded CDAGOUSSET Consulting LLC, which provides consulting services to companies and investment firms. Ms. Dagousset has also worked with Advent International, L.P. as an advisor since September 2025. Advent International, L.P. is affiliated with the Advent Funds that acquired the Olaplex business in January 2020. Previously, Ms. Dagousset served as the Global Open Innovation Officer at Chanel from September 2018 to December 2023, where she developed, strategically evaluated, tested and implemented long term business initiatives and built innovation capabilities for Chanel, including minority investments, to further develop next generation value drivers. Ms. Dagousset previously served as Chanel’s Global President of Fragrances and Beauty from 2014 to 2018, leading the global operations and strategic direction of this business and developing and leading key capabilities including marketing, retail, customer relationship management, digital, operations, industrial sites and research and development. Prior to that, she held other leadership roles at Chanel from 1998 to 2014, including General Manager Fragrances and Beauty USA from 2005 to 2014 and Senior Vice President Skincare from 1998 to 2005, after spending a decade at L’Oréal in product development and management roles, including leading Biotherm in Austria. Ms. Dagousset served on the board of directors of Evolved by Nature from 2023 to 2026, Capsum from 2016 to 2023, and Detox Market from 2018 to 2023. Ms. Dagousset earned a Marketing Degree from Institut Supérieur de Gestion ISG. We believe Ms. Dagousset is qualified to serve on our Board as she is a results-oriented, strategic thinker with proven success in brand building, global management and product development at a global level. Ms. Dagousset’s extensive experience in the beauty industry consistently enables her to provide valuable and current insights to the Board.

TRICIA GLYNN Age: 45 Lead Director	Tricia Glynn has served as a member of our Board since August 2021. Prior to the Pre-IPO Reorganization, Ms. Glynn had been a member of the Board of Managers of Penelope Group GP since January 2020. Ms. Glynn has worked at Advent International, L.P. since 2016 where she currently serves as a managing partner, focusing on buyouts and growth equity investments in the retail, consumer and leisure sector. Advent International, L.P. is affiliated with the Advent Funds that acquired the Olaplex business in January 2020. Ms. Glynn previously served as a managing director at Advent from 2016 to 2022. Prior to Advent, Ms. Glynn spent 15 years investing across both Bain Capital Private Equity and the Private Equity Group of Goldman, Sachs & Co. She has closed transactions across the retail, healthcare, business services, real estate and media sectors, both domestically and internationally. Ms. Glynn’s current directorships include Orveon, Inc., Sauer Brands, Inc. and Harvard Management Company. She previously served on the board of directors of First Watch Restaurant Group, Inc. from 2017 to 2025, SavageXFenty from 2021 to 2022 and lululemon athletica inc. from 2017 to 2021. Ms. Glynn earned a B.A. in Biochemical Sciences cum laude from Harvard College and an M.B.A., with high distinction, as a Baker Scholar from Harvard Business School. We believe Ms. Glynn is qualified to serve on our Board because her experience advising and investing in retail and consumer companies enables her to provide valuable and current insights to our Board.

Class I – Directors with Terms Expiring in 2028

JOHN P. BILBREY Age: 69 Executive Chair of the Board	John P. (JP) Bilbrey has served as a member of our Board since July 2023. He served as our interim Chief Executive Officer from October 2023 to December 2023. Mr. Bilbrey has worked with Advent International, L.P. as an advisor since July 2023. Advent International, L.P. is affiliated with the Advent Funds that acquired the Olaplex business in January 2020. Previously, Mr. Bilbrey served as President and Chief Executive Officer of The Hershey Company from 2011 until his retirement in March 2017. He also served as Chairman of Hershey from 2015 until March 2017 and as Non-Executive Chairman from March 2017 to May 2018. Mr. Bilbrey joined the management team of Hershey as Senior Vice President, President Hershey International in 2003 and served as Senior Vice President, President Hershey North America from 2007 to 2010 and as Executive Vice President and Chief Operating Officer from 2010 to 2011. He previously spent 22 years at The Procter & Gamble Company. Mr. Bilbrey currently serves on the board of directors of Colgate-Palmolive Company and previously served on the board of directors of Elanco Animal Health Incorporated from 2019 to 2025, Tapestry, Inc. from 2020 to 2025, and Campbell Soup Company from 2019 to 2023. He also serves on the Kansas State University Foundation Board of Directors. Mr. Bilbrey earned a B.S. in Psychology from Kansas State University. We believe Mr. Bilbrey is qualified to serve on our Board based on his experience as the chief executive officer of a large, publicly-traded company as well as his strong operational and financial background in consumer facing industries.

DEIRDRE FINDLAY Age: 52 Director	Deirdre Findlay has served as a member of our Board since August 2021. Prior to the Pre-IPO Reorganization, Ms. Findlay had been a member of the Board of Managers of Penelope Group GP since September 2020. Ms. Findlay is the Founder and Chief Executive Officer of Apex Strategic Advisory, a consultancy providing marketing, brand, and commercial strategy advisory services to global companies across technology, fintech, retail, and media sectors. Previously, Ms. Findlay served as the Global Chief Commercial Officer of Sonos, Inc. from October 2023 until March 2025, the Global Chief Marketing Officer of McAfee Corp. from January 2023 to October 2023, the Global Chief Marketing Officer and Head of Consumer Revenue at Condé Nast from 2020 to 2023 and the Global Chief Marketing Officer of Stitch Fix from 2018 to 2020. Prior to Stitch Fix, she served as Senior Director of Global Hardware Marketing with Google from 2013 to 2018, Senior Director of Consumer Marketing at eBay from 2011 to 2013, and Senior Vice President of Digitas from 2000 to 2011. Ms. Findlay previously served on the board of directors of Sonos, Inc. from 2020 to 2023. Ms. Findlay holds a B.A. in Economics from Williams College and an M.B.A. from The Tuck School of Business at Dartmouth College. We believe Ms. Findlay is qualified to serve on our Board because of her extensive experience in digital marketing and her consumer insights leadership.

JEROME GRIFFITH Age: 68 Director	Jerome Griffith has served as a member of our Board since July 2025. Mr. Griffith served as the Chief Executive Officer and President of Brown Jordan Inc. from June 2023 until March 2025. He previously served as the Chief Executive Officer of Lands’ End, Inc. from March 2017 to January 2023 and Executive Vice Chairman of the Board of Directors for Lands’ End, Inc. from March 2017 to May 2023. Prior to that, he served as the Chief Executive Officer, President and a member of the board of directors of Tumi Holdings, Inc. from April 2009 to August 2016. Earlier in his career, he held several leadership roles at Esprit Holdings Limited, including Chief Operating Officer and board member beginning in 2003, and President of Esprit North and South America starting in 2006. Prior to these roles, Mr. Griffith held executive roles at Tommy Hilfiger and J. Peterman Company and various positions at Gap, Inc. Mr. Griffith is currently a member of the board of directors of Vince Holding Corporation, Samsonite International S.A. and Brown Jordan Inc. Mr. Griffith earned a B.S. in Marketing from Pennsylvania State University. We believe that Mr. Griffith is qualified to serve on our Board based on his experience as a senior executive of global consumer products companies, his experience as a public company director, and his proven track record of innovation and driving growth and expansion.

MICHAEL WHITE Age: 38 Director	Michael White has served as a member of our Board since August 2021. Prior to the Pre-IPO Reorganization, Mr. White had been a member of the Board of Managers of Penelope Group GP since January 2020. Mr. White is a director at Advent International, L.P. and has focused on buyouts and growth equity investments in the retail, consumer and leisure sector since joining Advent in 2019. Advent International, L.P. is affiliated with the Advent Funds that acquired the Olaplex business in January 2020. Prior to Advent, Mr. White worked at TPG Capital from 2012 to 2018 and Bain & Company from 2009 to 2012. Mr. White is currently a director at Orveon, Inc. and Sauer Brands Inc. He previously served on the board of directors of First Watch Restaurant Group, Inc. from 2019 to 2023. Mr. White earned an H.B.A. with distinction and an Ivey Scholar designation from Ivey Business School at Western University and an M.B.A., with distinction, from Harvard Business School. We believe Mr. White is qualified to serve on our Board because of his experience advising and investing in retail and consumer companies.

CORPORATE GOVERNANCE

Board Meetings and Executive Sessions

Our Board held seven meetings during fiscal year 2025. Periodically throughout the year, the non-employee directors meet in executive session without members of management present. These meetings allow such directors to discuss issues of importance to the Company, including the business and affairs of the Company and matters concerning management, without any member of management present.

Controlled Company Status

We are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Stock Market LLC (the “Nasdaq Rules”). Under the Nasdaq Rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or other company is a “controlled company” and may elect, and we have elected, not to comply with certain corporate governance standards, including the requirements that (1) a majority of our Board consist of independent directors, (2) our Board have a compensation committee that consists entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) our director nominations be made, or recommended to our full Board, by our independent directors or by a nominations committee that consists entirely of independent directors and that we adopt a written charter or board resolution addressing the nominations process. In the event that we cease to be a “controlled company” and our shares continue to be listed on the Nasdaq Global Select Market, we will be required to comply with these provisions within the applicable transition periods.

Board Independence

Our Corporate Governance Guidelines provide that our Board shall consist of such number of directors who are independent as is required by and determined in accordance with the Nasdaq Rules and applicable laws. Under our Corporate Governance Guidelines, an “independent” director is a director who meets the qualification requirements for being an independent director under applicable laws and the Nasdaq Rules, including the requirement that the Board must have affirmatively determined that the director does not have a relationship with the Company that would impair his or her independence. To guide its determination as to whether or not a business, personal or charitable relationship between the Company and an organization with which a director is so affiliated may impair his or her independence, the Board, or designated committee of the Board, may from time to time adopt categorical standards of independence.

Since we are a “controlled company” under the Nasdaq Rules, the Board is not required to consist of a majority of independent directors and the Compensation Committee and the Nominating and Corporate Governance Committee are not required to consist entirely of independent directors. The Board has determined to rely on exemptions permitted for controlled companies under the Nasdaq Rules.

Committees and Committee Composition

During fiscal year 2025, the Board had three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The members of each committee are appointed by the Board and serve until their successors are elected and qualified, unless they are earlier removed or resign. In addition, from time to time, special committees may be established under the direction of the Board when necessary to address specific issues. In reliance on exemptions permitted for a “controlled company” within the meaning of the Nasdaq Rules, our Compensation Committee and Nominating and Corporate Governance Committee are not composed entirely of independent directors as defined under the Nasdaq Rules. The controlled company exemptions do not modify the independence requirements for the Audit Committee, and we comply with the audit committee requirements of the Sarbanes-Oxley Act of 2002, as amended, and the Nasdaq Rules. The table below lists members of these committees as of the date of this Amendment and provides information about the membership of these committees during fiscal year 2025:

Name	Audit	Compensation	Nominating and Corporate Governance
Amanda Baldwin
John P. Bilbrey		X
Christine Dagousset (1)			X
Pamela Edwards (2)	X
Deirdre Findlay (3)		X
Tricia Glynn		C
Jerome Griffith (4)	X
Martha Morfitt	C
David Mussafer (5)
Emily White (6)			C
Michael White			X
Paula Zusi (7)

Number of meetings during fiscal year 2025	5	6	4

C	Committee Chairperson

(1)	Ms. Dagousset served as a member of the Audit Committee until October 27, 2025.

(2)	Ms. Edwards was appointed as a member of the Audit Committee effective March 19, 2025.

(3)

Ms. Findlay was appointed as a member of the Compensation Committee effective October 27, 2025. She served as a member and the Chair of the Nominating and Corporate Governance Committee until October 27, 2025.

(4)	Mr. Griffith was appointed as a member of the Audit Committee effective October 27, 2025.

(5)	Mr. Mussafer served as a member of the Compensation Committee until October 27, 2025.

(6)	Ms. White served as a member of the Nominating and Corporate Governance Committee until October 27, 2025, when she was appointed Chair of that committee.

(7)	Ms. Zusi served as a member of the Audit Committee until her term as a director expired on June 10, 2025.

Audit Committee — The Audit Committee oversees the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements. The Audit Committee reports to the Board and is responsible for the following:

•

assisting the Board in its oversight and, as applicable, approval of (i) the integrity of the consolidated financial statements of the Company, (ii) the independent auditor’s qualifications and independence, (iii) the performance of the Company’s independent auditors and the Company’s internal audit function, (iv) the Company’s internal control over financial reporting, (v) the Company’s compliance with legal and regulatory requirements, (vi) related party transactions, and (vii) the Company’s policies, procedures and practices with respect to risk management and mitigation, including the Company’s risks related to the Company’s information technology systems, including information security, cyber security, data privacy and protection, and the development, deployment or use of artificial intelligence;

•

determining whether to appoint, retain or terminate the Company’s independent auditors and to pre-approve audit, audit-related, tax and other services, if any, to be provided by the independent auditors; and

•	preparing the audit committee report that the SEC rules require be included in the Company’s annual proxy statement.

The Audit Committee consists of Pamela Edwards, Jerome Griffith and Martha Morfitt, with Martha Morfitt serving as the chairperson of the Audit Committee. Our Board has determined that each of Pamela Edwards, Jerome Griffith and Martha Morfitt meets the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Nasdaq Rules. Our Board has determined that Martha Morfitt has financial sophistication as contemplated under the Nasdaq Rules and is an “audit committee financial expert” within the meaning of the applicable rules of the SEC. Our Board has adopted a written charter under which the Audit Committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Rules, is available on our Investor Relations website at https://ir.olaplex.com/ under “Governance.” Our website address is being provided as an inactive textual reference only. The information provided on, or accessible through, our website, other than the copies of the documents listed or referenced below that have been or will be filed with the SEC, is not part of this Amendment, and therefore is not incorporated herein by reference.

The Audit Committee has established an Information Security Subcommittee and has delegated oversight of the Company’s risks related to the Company’s information technology systems, including information security, cyber security, data privacy and protection, and the development, deployment or use of artificial intelligence, to the Information Security Subcommittee. The Information Security Subcommittee consists of Martha Morfitt and Pamela Edwards. The Information Security Subcommittee met twice in fiscal year 2025 and reports to the Audit Committee.

Compensation Committee — The purpose of the Compensation Committee is to assist the Board in fulfilling its responsibilities relating to (i) oversight of the compensation and benefits of the Company’s officers, employees and directors, (ii) assessing the adequacy of the Company’s compensation principles and philosophy and (iii) oversight of the Company’s compensation, benefit and equity-based plans. The Compensation Committee consists of John P. Bilbrey, Deirdre Findlay and Tricia Glynn, with Tricia Glynn serving as the chairperson of the Compensation Committee. Our Board has adopted a written charter under which the Compensation Committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Rules, is available on our Investor Relations website at https://ir.olaplex.com/ under “Governance.”

Nominating and Corporate Governance Committee — The purpose of the Nominating and Corporate Governance Committee is to (i) identify individuals qualified to become members of the Board, (ii) recommend to the Board director nominees for the next annual meeting of stockholders, (iii) develop and recommend to the Board a set of corporate governance guidelines applicable to the Company, (iv) oversee policies and practices with respect to corporate social responsibility, environmental sustainability and climate-related matters applicable to the Company and (v) oversee the evaluation of the Board and its committees. The Nominating and Corporate Governance Committee consists of Christine Dagousset, Emily White and Michael White, with Emily White serving as the chairperson of the Nominating and Corporate Governance Committee. Our Board has adopted a written charter under which the Nominating and Corporate Governance Committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Rules, is available on our Investor Relations website at https://ir.olaplex.com/ under “Governance.”

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board or Compensation Committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.

Our Board’s Role in Risk Oversight

It is management’s responsibility to manage risk and bring to the Board’s attention risks that are material to Olaplex. The Board has oversight responsibility for the systems established to report, monitor and mitigate the most significant risks applicable to Olaplex. The Board believes that evaluating the executive team’s management of the various risks confronting Olaplex is one of its most important areas of oversight. In accordance with this responsibility, the Board administers its risk oversight role directly and through its committee structure and the committees’ regular reports to the Board at Board meetings. The Board reviews key objectives and strategic business plans, oversees the Company’s risk management and mitigation activities, and oversees and monitors the administration of the policies and procedures to safeguard the integrity of the Company’s business operations and financial reporting and to promote compliance with applicable laws and regulations. The Audit Committee is responsible for assisting the Board in its oversight of the Company’s policies, procedures and practices with respect to risk management and mitigation, including the Company’s financial risks and risks related to the Company’s information technology systems, including information security, cyber security, data privacy and protection, and the development, deployment or use of artificial intelligence. The Audit Committee has delegated oversight of risks related to the Company’s information technology systems, including information security, cyber security, data privacy and protection, and the development, deployment or use of artificial intelligence, to its Information Security Subcommittee, which met twice in fiscal year 2025 with senior members of the Company’s cybersecurity team to discuss the Company’s cybersecurity profile and related risks, as well as to discuss updates on relevant developments in the cybersecurity threat environment. The Information Security Subcommittee reports to the Audit Committee following each subcommittee meeting. In addition, the Audit Committee oversees financial and accounting matters, including financial reporting, disclosure, internal controls over financial reporting, ethics and compliance programs, and legal and regulatory compliance. The Compensation Committee oversees and assesses the adequacy of, and any risk inherent in, the Company’s compensation policies and practices and benefits, as well as reviews and administers compensation programs, plans and arrangements.

Director Nominations

Criteria for and Process of Identifying and Evaluating Candidates for Consideration as a Director Nominee

Under its charter, our Nominating and Corporate Governance Committee is responsible for recommending to the Board candidates to stand for election to the Board at the Company’s annual meeting of stockholders and for recommending candidates to fill vacancies on the Board that may occur between annual meetings of stockholders, as needed. The Nominating and Corporate Governance Committee may receive recommendations for director candidates from a number of sources, including Board members, our Chief Executive Officer and other relevant stakeholders, and may also, in its discretion, retain a third-party search firm to assist in identifying director candidates. Our Corporate Governance Guidelines provide that each director should possess a combination of skills, judgment and professional experience necessary to oversee the Company’s business. Board members are expected to become and remain informed about the Company, its business and its industry and rigorously prepare for, attend and participate in all Board and applicable committee meetings. The Nominating and Corporate Governance Committee considers, in light of our business, each director nominee’s experience, qualifications, attributes and skills, including those that are identified in the biographical information contained in this Amendment. The Board and the Nominating and Corporate Governance Committee consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall diversity and composition and the Company’s current and future needs.

Procedures for Recommendation of Director Nominees by Stockholders

The Nominating and Corporate Governance Committee considers properly submitted recommendations for candidates to the Board from stockholders in accordance with our Second Amended and Restated Bylaws (“Bylaws”). Any stockholder may submit in writing a candidate for consideration for each stockholder meeting at which directors are to be elected by no later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the anniversary date of the prior year’s annual meeting, except that if the annual meeting is set for a date that is not within 30 days of such anniversary date, we must receive the notice no earlier than the close of business on the 120th day prior to the current year’s annual meeting nor later than the close of business on the later of (i) the 90th day prior to the date of the current year’s annual meeting and (ii) the tenth day following the day on which the date of the current year’s annual meeting is first disclosed in a public announcement. Any stockholder recommendations for consideration by the Nominating and Corporate Governance Committee should include the candidate’s name, biographical information and the information required by Section 1.2 of our Bylaws, including a statement indicating whether such stockholder intends to solicit proxies in support of a director nominee other than Olaplex’s nominees in accordance with Rule 14a-19 under the Exchange Act. The Nominating and Corporate Governance Committee evaluates director candidates recommended by stockholders in the same manner as candidates from other sources.

Board Leadership Structure

Our Board has elected John P. Bilbrey as the Executive Chair of the Board. While our Corporate Governance Guidelines allow for our Chair to also be an executive officer, the Board believes that it is currently in the best interests of the Company to separate these roles. Our Board has also elected Tricia Glynn as Lead Director.

Our Board considers it important to retain flexibility to exercise its judgment as to the most appropriate management structure for the Company, based on the particular circumstances facing the Company from time to time. Currently, the Board believes that having an Executive Chair and Lead Director provides effective management of the Company and is in the best interest of our stockholders at this point in time.

Communications with Directors

Stockholders and other interested parties may communicate directly with the Board, the non-employee directors or the independent directors as a group, or specified individual directors, by e-mailing such individual or group at c/o Secretary, Olaplex Holdings, Inc., at proxy@olaplex.com. The Secretary will forward such communications to the relevant group or individual at or prior to the next meeting of the Board.

Code of Conduct and Ethics

We have adopted a written Code of Conduct and Ethics applicable to all of our directors, officers, employees and “Business Associates,” which includes brand ambassadors, brand advocates, vendors, contractors and any other third party representatives performing services or carrying out activities on behalf of the Company. The Code of Conduct and Ethics is designed to ensure that our business is conducted with integrity. It covers, among other things, professional conduct, conflicts of interest, accurate recordkeeping and reporting, public communications and the protection of confidential information, as well as adherence to laws and regulations applicable to the conduct of our business. There may be no substantive amendment or waiver of any part of the Code of Conduct and Ethics, except with the approval of the Board or a designated committee, which will ascertain whether an amendment or waiver is appropriate and ensure that any amendment or waiver is accompanied by appropriate controls designed to protect the Company. In the event that any substantive amendment is made or any waiver is granted, the waiver will be posted on our Investor Relations website.

Policy Against Hedging of Stock

Our Insider Trading Policy prohibits our directors, officers, employees and other persons covered by our Insider Trading Policy from entering into hedging transactions, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds.

Stock Ownership Guidelines

The Board has adopted stock ownership guidelines that require each of our executive officers, all non-employee directors, other than members of the Board who are affiliated with Advent International, L.P. or are otherwise restricted from owning vested equity in their personal capacity due to arrangements with third parties, as determined by the Compensation Committee (“Outside Directors”), and all other executives of the Company designated by the Compensation Committee as subject to the guidelines (each, a “Designated Executive,” and collectively with the executive officers, “Covered Employees”) to maintain a stock ownership level equal to a specific multiple of their total target annual cash compensation or their annual cash retainer, as applicable. Pursuant to the guidelines, (i) our Chief Executive Officer is required to hold vested equity (as measured in accordance with the guidelines) with a value equal to at least five (5) times her or his total target annual cash compensation, (ii) all other executive officers are required to hold vested equity with a value equal to at least three (3) times her or his total target annual cash compensation and (iii) Outside Directors are required to hold vested equity with a value equal to five (5) times the amount of the annual cash retainer paid to Outside Directors for service on the Board (excluding additional chair or lead director, committee or committee chair retainers, if any). The Compensation Committee will determine the applicable level of ownership for any Designated Executive. Under the terms of the letter agreement with Mr. Bilbrey, Mr. Bilbrey’s annual cash retainer for purposes of calculating his required stock ownership amounts is deemed to be the annual cash retainer paid to other Outside Directors for their service on the Board.

Covered Employees who were employed by the Company as of September 30, 2021 were required to achieve the applicable level of ownership as of February 28, 2022. Covered Employees who commence their employment with the Company after September 30, 2021 will be required to achieve the applicable level of ownership within five (5) years following the later of (i) February 28, 2022 and (ii) the date the person was initially designated an executive officer or Designated Executive.

Outside Directors who were serving on the Board as of September 30, 2021 and who held stock options as of such date were required to achieve the applicable level of ownership as of February 28, 2022. Outside Directors who join the Board after September 30, 2021, or who did not hold stock options as of such date, will be required to achieve the applicable level of ownership by the later of (a) the 2026 annual meeting of stockholders; or (b) five (5) years from the date the person first became an Outside Director.

Shares that count toward satisfaction of the guidelines include (i) shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) owned outright by the Covered Employee or Outside Director or a member of his or her immediate family, (ii) shares of Common Stock held in trust for the benefit of the Covered Employee or Outside Director or a member of his or her immediate family, (iii) shares of Common Stock held in the Company’s 401(k) plan or deferred compensation retirement plans, and (iv) shares of Common Stock underlying vested incentive equity awards (including, without limitation, vested stock options, vested stock appreciation rights, and vested restricted stock unit awards that have not yet been settled). Unvested equity awards do not count towards satisfaction of the guidelines.

Until the required ownership level is reached, Covered Employees and Outside Directors are required to retain an amount equal to sixty seven percent (67%) of the shares of Common Stock, net of applicable tax withholding and the payment of any exercise or purchase price (if applicable), received upon the vesting or settlement of equity awards or the exercise of stock options.

Once the requisite ownership level has been reached, a Covered Employee or Outside Director is deemed to remain in compliance with the guidelines for so long as such Covered Employee or Outside Director maintains ownership of at least the same amount of vested equity that achieved compliance with such ownership level. In the event there is a decline in the Company’s stock price that causes a Covered Employee’s or Outside Director’s holdings to fall below the requisite ownership level, the Covered Employee or Outside Director is not required to purchase additional shares of our Common Stock to meet the applicable ownership level. However, (i) they may not sell or transfer any vested equity already held, and (ii) they are required to retain an amount equal to sixty seven percent (67%) of the shares of Common Stock received upon the vesting or settlement of equity awards or the exercise of stock options, each until the requisite ownership level has again been achieved.

All of our Covered Employees and incumbent Outside Directors have achieved the requisite ownership level or are expected to achieve the requisite ownership level within the required timeframe.

Clawback Policies

The Board has adopted a Policy for Recoupment of Incentive Compensation (the “Clawback Policy”) covering our current and former Section 16 officers and which is designed to comply with Section 10D of the Exchange Act. The Clawback Policy requires the Company to recoup certain incentive-based compensation received by such officers in the event that the Company is required to prepare an accounting restatement due to its material noncompliance with any financial reporting requirement under the securities laws. The Clawback Policy generally applies to cash-based or equity-based incentive compensation, bonus and/or awards received by a covered officer that is or was based, wholly or in part, upon the attainment of any financial reporting measure during the three completed fiscal years immediately preceding the date that the Company is required to prepare a restatement; provided that such compensation, bonus and/or award was received on or after October 2, 2023. The Clawback Policy was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

In addition, the Board has adopted a Discretionary Policy for Recoupment of Incentive Compensation (the “Discretionary Clawback Policy”) that covers each current and former employee of the Company holding the title of vice president or above, as well as any other employees designated by the Compensation Committee. The Discretionary Clawback Policy provides for the Company’s recoupment of certain incentive-based compensation received by covered employees, subject to the discretion of the Compensation Committee, in the event that the Company is required to prepare an accounting restatement due to its material noncompliance with any financial reporting requirement under the securities laws. Further, the Discretionary Clawback Policy provides for recoupment of certain compensation received by covered employees, subject to the discretion of the Compensation Committee, in the event of a covered employee’s detrimental conduct, including breach of a restrictive covenant, termination of employment for cause, or conduct that constitutes sexual harassment, sexual misconduct or sex-based discrimination.

Online Availability of Information

The current versions of our Code of Conduct and Ethics, Corporate Governance Guidelines and charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our Investor Relations website at https://ir.olaplex.com/ under “Governance.”

EXECUTIVE OFFICERS

The following table sets forth the name, age, and position, as of April 20, 2026, of our current executive officers.

Name	Age	Position
Amanda Baldwin	47	Chief Executive Officer
Catherine Dunleavy	56	Chief Operating Officer and Chief Financial Officer
John Duffy	42	General Counsel
Trisha Fox	56	Chief People Officer

Biographical information concerning Amanda Baldwin, our Chief Executive Officer, is set forth above under “Directors.”

Catherine Dunleavy has served as our Chief Operating Officer and Chief Financial Officer since August 2024. Previously, Ms. Dunleavy served as President of the travel lifestyle brand Away from November 2022 until May 2024 and as Chief Financial Officer from October 2020 until November 2022. Prior to joining Away, Ms. Dunleavy spent three years at Nike, from April 2017 until October 2020, most recently serving as Vice President and Chief Financial Officer, Global Operations, Technology and Vice President, Strategic Investments. Prior to joining Nike, she spent 16 years at Comcast and NBCUniversal, where she served in numerous roles, including Chief Financial Officer of the Cable Entertainment Group and Executive Vice President, Content Distribution. She began her career at General Electric. Ms. Dunleavy previously served on the board of directors of TEGNA Inc. from July 2024 until March 2026. Ms. Dunleavy earned a B.S. in electrical engineering from the University of Kentucky and a Master’s degree in environmental engineering from the University of Tennessee.

John Duffy has served as our General Counsel since April 2022. Prior to joining OLAPLEX, Mr. Duffy served as the senior corporate attorney at Tiffany & Co., where he provided legal advice on various corporate, transactional, governance, sustainability, financing and other matters. Mr. Duffy joined Tiffany & Co. in 2014, and advanced through positions of increasing management responsibility, most recently serving as Vice President—Associate General Counsel, Corporate & Real Estate. Prior to Tiffany & Co., Mr. Duffy was an attorney at the law firm of Cravath, Swaine & Moore LLP, where he practiced corporate, transactional and securities law from 2009 to 2014. Mr. Duffy earned a J.D. and an M.B.A. from Duke University and a B.A. in Economics from Princeton University.

Trisha Fox has served as our Chief People Officer since May 2023. Prior to joining OLAPLEX, Ms. Fox was Chief Human Resources Officer for Whole Earth Brands from January 2021 to April 2023, where she provided strategic and operational human resources leadership for the company after its initial public offering. Previous to that, Ms. Fox was Chief Human Resources Officer for Viad Corp., where she led a global human resources function focused on organizational design, capability building, leadership development, pay for performance and HR operations. Earlier in her career, Ms. Fox held key human resources leadership roles at PepsiCo, Fifth Third Bank, Dean Foods, and Shell Oil Company. Ms. Fox earned a Bachelor’s degree in Human Resources from Indiana University of Pennsylvania and a Master’s degree in Industrial and Labor Relations from West Virginia University.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis section of this Amendment. Based on our review and discussions, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

COMPENSATION COMMITTEE

Tricia Glynn, Chair

John P. Bilbrey

Deirdre Findlay

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes Olaplex’s executive compensation program for fiscal year 2025. It also explains how the Compensation Committee made fiscal year 2025 compensation decisions for our executives, including the following individuals collectively referred to in this Amendment as our “named executive officers” for fiscal year 2025:

•	Amanda Baldwin, Chief Executive Officer

•	Catherine Dunleavy, Chief Operating Officer and Chief Financial Officer

•	John Duffy, General Counsel

•	Trisha Fox, Chief People Officer

Mses. Baldwin, Dunleavy and Fox and Mr. Duffy were our only executive officers in fiscal year 2025.

Executive Summary

Through our executive compensation program, we strive to attract, retain and motivate talented executives and provide them with incentives that reward the achievement of Company performance goals that increase value for our stockholders. Our executive compensation program is designed to align our executives’ compensation with the Company’s short- and long-term goals by linking a significant portion of executive pay to performance-based annual bonuses and stock-based equity awards. We use the compensation of our peer group as a reference point when determining the allocation between fixed and variable compensation and when setting target compensation levels. The Compensation Committee also believes that our stock ownership guidelines, described in more detail below, help align our executives’ interests with those of our stockholders.

The Company has held a “say-on-pay” vote at its annual meeting of stockholders in 2024 and 2025. Although say-on-pay votes are advisory and non-binding, the Board and the Compensation Committee consider the results of these votes in making determinations regarding executive compensation arrangements. With respect to our named executive officers’ compensation for fiscal year 2023 and 2024, the Company’s say-on-pay vote received over 91% and 99% stockholder support of votes cast (for and against), respectively.

Compensation Practices

We design our compensation program to reflect our commitment to maintaining responsible executive compensation programs.

What We Do	What We Do Not Do
• Maintain clawback policies that cover both cash and equity compensation	• Enter into agreements with our executives entitling them to cash severance or bonuses on a change-in-control

• Prohibit hedging or pledging of our stock	• Allow for repricing of our stock options without stockholder consent

• Require our executive officers and directors to hold minimum amounts of our stock	• Provide golden parachute or other material tax gross-ups to our executives

• Engage an independent compensation consultant	• Offer material perks to our executives

Executive Compensation Philosophy and Objectives

Our executive compensation program and our decisions about levels of pay are based on the philosophy that compensation should be competitive and reward our executives for strong Company performance.

The primary objectives of our executive compensation program are to:

•	Attract, motivate and retain talented executives

•	Provide incentives that reward the achievement of Company performance goals that increase value for our stockholders

•	Align our executives’ compensation with the Company’s short- and long-term goals by linking a significant portion of executive pay to performance-based annual bonuses and stock-based equity awards

•	Provide levels of compensation that are competitive with our peers and the broader marketplace

To achieve these objectives, the Compensation Committee evaluates our executive compensation program not less than annually to maintain a design that furthers these objectives.

To maintain pay at competitive levels, the Compensation Committee’s general philosophy is to target base salaries, target total cash compensation (base salaries plus target annual cash bonuses) and long-term equity incentives at levels that take into account both market data for our peer companies and broader market compensation data. We also take into consideration the job scope, responsibilities, tenure and individual performance of each executive when setting compensation. For information on our peer companies and use of market data, please see the discussion below under “Peer Group and Market Analyses.”

Our annual cash bonus program is intended to link annual cash bonuses to the Company’s achievement of specific corporate goals, as well as each executive’s individual performance, for the applicable year. We have awarded equity-based compensation in the form of stock options and restricted stock units (“RSUs”) that vest over time, which we believe enable our executives to share in our longer-term success, as reflected in the appreciation of our stock price, and help to retain our executives.

Overview of the Role of our Compensation Committee and its Independent Compensation Consultant

Our Compensation Committee is responsible for designing and administering our executive compensation program and determining the compensation of our executive officers. The Compensation Committee has the authority to delegate to subcommittees of the Compensation Committee any of the responsibilities of the full committee. Key aspects of the Compensation Committee’s responsibilities include:

•	Reviewing and establishing our overall compensation strategy to provide for appropriate rewards and incentives for our management and employees;

•

Reviewing and approving corporate goals and objectives relevant to the compensation of our CEO and our other executive officers, evaluating their performance in light of those goals and objectives and, either as a committee or together with the other independent directors (to the extent directed by the Board), determining and approving their compensation, including, as applicable, annual base salaries, short and long-term (including cash-based and/or equity-based) incentive awards and opportunities, and perquisites or other personal benefits;

•	Reviewing, assessing and making recommendations to the Board regarding the compensation and benefits of the members of the Board;

•

Overseeing our cash and equity-based plans and management incentive compensation plans, granting awards under such plans, and recommending to the Board any amendments to such plans or the adoption of any new such plans that are subject to Board approval;

•	Administering any clawback policies adopted by the Board;

•	Determining our peer group for purposes of analyzing our executive officers’ and non-employee directors’ compensation;

•	Reviewing and approving all employment contracts and other compensation, severance and change-in-control arrangements, agreements or terms for current and former executive officers;

•

Recommending to the Board any stock ownership guidelines for executive officers and non-employee directors, overseeing compliance with these guidelines, and periodically assessing these guidelines and recommending revisions as appropriate;

•	Overseeing and monitoring our compliance with applicable SEC rules and regulations regarding executive compensation, including stockholder approval of certain executive compensation matters;

•	Reviewing our compensation policies and practices to determine whether they encourage excessive risk-taking; and

•	Overseeing the maintenance and presentation to the Board of management’s plans for succession to senior management positions in the Company, including the chief executive officer.

During the year ended December 31, 2025, the Compensation Committee met six times.

When setting levels of executive compensation and determining the appropriate allocation of base salary, annual cash incentives and long-term equity incentive compensation, the Compensation Committee takes into account the recommendations of our chief executive officer (other than with respect to the chief executive officer’s own levels of compensation), peer group analyses and certain recommendations provided by the Compensation Committee’s independent compensation consultant—Aon Human Capital Solutions practice, a division of Aon plc (“Aon”). No named executive officer participated directly in the final deliberations or approvals regarding his or her own compensation package.

Aon has been engaged by us to advise the Compensation Committee in:

•	Developing our compensation philosophy, including elements of compensation and target total compensation;

•	Reviewing our peer group, recommending any adjustments based on changes to our or our peers’ financial profiles or business operations and identifying new peers;

•	Preparing periodic competitive analyses of our executive compensation levels by percentile based on proxy data and other survey data provided by Aon;

•	Assisting in preparing the executive compensation disclosure in this Amendment; and

•	Advising on market developments in executive and director compensation.

In April 2025 and April 2026, respectively, consistent with the requirements of the Exchange Act and Nasdaq Rules, the Compensation Committee evaluated the independence of Aon, as well as its legal advisors at Ropes & Gray LLP, and determined that neither Aon’s nor Ropes & Gray’s work with and on behalf of the Compensation Committee in fiscal year 2024 or fiscal year 2025 raised any conflict of interest.

Peer Group and Market Analyses

Aon provides peer group executive compensation studies to assist our Compensation Committee in comparing the compensation levels of our executives to executives in similar positions at companies of comparable size and with similar businesses. The Compensation Committee refers to these studies to ensure that the Company’s compensation practices are competitive with the market and as a comparative framework for ongoing pay decisions. Additionally, the Compensation Committee uses multiple reference points when establishing targeted compensation levels. The Compensation Committee has not historically benchmarked specific compensation elements or total compensation to any specific percentile relative to the peer companies or the broader market. Instead, the Compensation Committee has applied judgment and discretion in establishing targeted pay levels, taking into account not only competitive market data, but also factors such as Company, business and individual performance, scope of responsibility, critical needs and skill sets, tenure, leadership potential and succession planning. Beginning with our compensation program for fiscal year 2026, the Compensation Committee took into account benchmarking data provided by Aon when setting our executives’ compensation levels.

Aon’s reports include both primary market data, reflected in our “peer group,” as well as secondary market data, reflected in broader industry surveys. The reports are based on public SEC filings for companies in our peer group and the Aon Global Compensation Database. The peer group used for purposes of setting fiscal year 2025 compensation was approved by the Compensation Committee in October 2024 and consisted of the following companies:

BellRing Brands, Inc.	Medifast, Inc.
Coty Inc.	Nature’s Sunshine Products, Inc.
Edgewell Personal Care Company	NuSkin Enterprises, Inc.
e.l.f. Beauty, Inc.	OneSpaWorld Holdings Limited
FIGS, Inc.	The Beauty Health Company
Freshpet, Inc.	USANA Health Sciences, Inc.
The Honest Company, Inc.	Warby Parker, Inc.
Inter Parfums, Inc.	YETI Holdings, Inc.
LifeVantage Corporation

These peers were selected on the basis of having median trailing-twelve-months revenue and/or market capitalizations comparable to Olaplex and were generally focused in the personal products industry. The intention was that the peer group members would have trailing-twelve-months revenue in the range of $150 million to $1.4 billion and a market capitalization of between $300 million and $7.7 billion. Oatly Group AB was removed from the peer group for fiscal year 2025 because it was a foreign private issuer with limited public disclosures about its compensation. No companies were added to the peer group for fiscal year 2025. Olaplex’s trailing-twelve-months revenue was at the 20th percentile of the selected peer group as of the measurement date of the most recent fiscal year-end, and Olaplex’s 30-day trailing market capitalization as of the measurement date of October 4, 2024 was at the 49th percentile of the selected peer group.

Elements of our Executive Compensation

Base Salaries

Base salaries provide our named executive officers with a fixed amount of compensation each year. Base salary levels reflect the executive’s title, tenure, experience, level of responsibility, and performance. The initial base salaries for our named executive officers were set forth in their offer letters, as described below under “— Compensation Tables — Narrative Disclosure to Compensation Tables and Potential Payments Upon Termination or Change of Control — Agreements with our Named Executive Officers,” and these base salaries are reviewed annually by our Compensation Committee. In February 2025, the Compensation Committee approved increases to the base salaries of Mr. Duffy and Ms. Fox, to be effective as of March 11, 2025, and in October 2025, the Compensation Committee approved an increase to the base salary of Ms. Dunleavy, to be effective as of September 7, 2025.

Name	Annual Base Salary as of December 31, 2024	Annual Base Salary as of December 31, 2025	Increase (%)
Amanda Baldwin	$1,000,000	$1,000,000	—%
Catherine Dunleavy	$675,000	$695,250	3.00%
John Duffy	$400,000	$415,000	3.75%
Trisha Fox	$375,000	$390,000	4.00%

Annual Cash Bonuses

Our annual cash bonus program is intended to incentivize our executives to achieve Company and individual performance goals each year that will contribute to Olaplex’s future growth and increase value to our stockholders over the longer-term.

The target annual cash bonus for each of our named executive officers, other than Ms. Dunleavy, for fiscal year 2025 was fifty percent (50%) of the executive’s base salary as of December 31, 2025. Ms. Dunleavy’s target annual cash bonus was fifty percent (50%) of the base salary actually paid to Ms. Dunleavy in fiscal year 2025. The target for each of our named executive officers is set forth in the executive’s offer letter, as described below under “ — Compensation Tables — Narrative Disclosure to Compensation Tables and Potential Payments Upon Termination or Change of Control — Agreements with our Named Executive Officers.”

In June 2025, the Compensation Committee determined that for each full-time, regular employee, including our named executive officers, two-thirds (2/3) of the annual cash bonus amount for fiscal year 2025 would be based on fiscal year 2025 net sales, and the remaining one-third (1/3) would be based on fiscal year 2025 adjusted EBITDA, with payout levels as follows, and with payouts determined on a straight-line basis between the levels of performance set forth below. Adjusted EBITDA is a measure that is not calculated or presented in accordance with generally accepted accounting principles in the United States (“GAAP”). For a reconciliation of adjusted EBITDA to its most directly comparable GAAP measure, please see “Disclosure Regarding Non-GAAP Financial Measure” below.

Fiscal year 2025 annual cash bonuses would pay out at one hundred percent (100%) of target upon achievement of fiscal year 2025 net sales of $423 million and adjusted EBITDA of $89 million. Our Compensation Committee established these performance targets based on the mid-point of the Company’s fiscal year 2025 guidance announced with our financial results for the fourth quarter and the fiscal year ended December 31, 2024. No fiscal year 2025 annual cash bonuses would be paid if either net sales for fiscal year 2025 were less than $400 million or if adjusted EBITDA for fiscal year 2025 was less than $70 million; provided, however, that our Compensation Committee retained discretion to make adjustments to the Company’s annual cash bonus pool for fiscal year 2025 in the event such threshold performance levels were not achieved.

Net Sales (in millions) Year-over-year (decline) growth	% of Portion of Target Bonus Earned Based on Net Sales
$401 (5.2%)	25%
$401 (5.1%)	50%
$401 (5.0%)	75%
$410 (3.0%)	95%
$423 0.0%	100%
$431 2.4%	110%
$439 3.9%	125%
$450 6.3%	150%

Adjusted EBITDA (in millions)	% of Portion of Target Bonus Earned Based on Adjusted EBITDA
$72	25%
$75	50%
$78	75%
$82	95%
$89	100%
$94	110%
$98	125%
$100	150%

After determining the fiscal year 2025 annual cash bonus amounts payable as a result of Company performance, each individual’s bonus could be adjusted based on an employee’s individual performance, as determined by the Chief Executive Officer.

In April 2025, the Compensation Committee approved the following individual performance goals for fiscal year 2025 for Ms. Baldwin: establish Company strategy and goals, achieve 2025 financial performance targets, develop executive and senior leadership teams, partner effectively with the Board, and manage relationships with investors and other key stakeholders.

In April 2025, the Compensation Committee approved the following individual performance goals for fiscal year 2025 for Ms. Dunleavy: partner with our Chief Executive Officer and other executives to execute Company strategy, operationalize the Company’s anti-diversion process, enhance integrated business planning and supply chain capabilities, build analytical tools and capabilities, improve information technology tools, strengthen risk management and internal controls platforms, execute investor relations strategy and partner effectively with the Board.

In April 2025, the Compensation Committee approved the following individual performance goals for fiscal year 2025 for Mr. Duffy: enhance the Company’s intellectual property strategy, regulatory processes and compliance program, improve SEC filings, monitor product formulas and labeling, and streamline international product registration processes.

In April 2025, the Compensation Committee approved the following individual performance goals for fiscal year 2025 for Ms. Fox: implement an enterprise-wide resourcing initiative, launch a comprehensive organizational talent review process, build a high-performing executive leadership and employee team, maximize employee engagement, and develop Company culture.

In February 2026, the Compensation Committee determined that the Company performance goals for fiscal year 2025 were achieved at one hundred and three percent (103%) of target (with net sales of $423 million and adjusted EBITDA of $94 million for fiscal year 2025). Based on its assessment of each of our named executive officers’ individual performance for fiscal year 2025, the Compensation Committee then determined the actual fiscal year 2025 bonuses for each named executive officer.

The annual bonuses awarded to our named executive officers for fiscal year 2025 are set forth below. The portion of these bonuses payable based on the achievement of net sales and adjusted EBITDA is shown in the “Nonequity incentive plan compensation” column of the Summary Compensation Table below, and the remaining discretionary portion, if any, is shown in the “Bonus” column of the Summary Compensation Table below.

Name	Fiscal Year 2025 Target Annual Bonus	Fiscal Year 2025 Actual Annual Bonus
Amanda Baldwin	$500,000	$515,000
Catherine Dunleavy	$340,615	$367,366
John Duffy	$207,500	$220,137
Trisha Fox	$195,000	$200,850

Equity-Based Compensation

We have granted equity awards to our employees in the form of stock options and RSUs. We believe that stock options provide strong alignment between our stockholders and our employees because the value of a stock option is directly related to the stock price appreciation delivered to stockholders following the grant date of the option. If our stock price does not appreciate, the employee will not realize any value with respect to the award. RSUs are intended to reward employees for increases in our stock price and also to support our talent attraction and retention objectives.

On March 11, 2025, as part of our annual grant program, the Board approved an award of RSUs to each of our named executive officers with the approximate grant date value set forth below. Each award vests in equal installments on the first four anniversaries of March 11, 2025, subject to the executive’s continued employment through each vesting date.

Name	Grant Date Value of 2025 RSU Award
Amanda Baldwin	$5,000,000
Catherine Dunleavy	$1,500,000
John Duffy	$500,000
Trisha Fox	$500,000

Employee Benefits

Our full-time U.S. employees, including our named executive officers, are eligible to participate in health and welfare benefit plans. The benefits offered include medical, dental, vision, basic and voluntary life and accidental death and dismemberment insurance, short-term and long-term disability insurance, flexible spending accounts, health savings accounts, voluntary critical illness and accident insurance, parental leave for birthing and non-birthing parents, adoption assistance, an employee assistance program and commuter benefits. Our named executive officers participate in these plans on the same basis as our other eligible employees.

In fiscal year 2025, our named executive officers were eligible to participate in a 401(k) plan on the same basis as our full-time U.S. employees. Olaplex, Inc. provided employer matching contributions on behalf of each employee who contributed to the 401(k) plan in fiscal year 2025 in an amount equal to 100% of such employee’s elective deferrals up to 4% of total eligible compensation, subject to federal limits. For fiscal year 2025, we made employer matching contributions of $14,000, $10,163, $10,739 and $14,000 to the 401(k) plan on behalf of Ms. Baldwin, Ms. Dunleavy, Mr. Duffy and Ms. Fox, respectively. We do not sponsor or maintain any qualified or non-qualified defined benefit plans or supplemental executive retirement plans for our employees.

Employee Perquisites

In fiscal year 2025, Ms. Baldwin received Company reimbursements of $12,537 in the aggregate for membership in a professional networking organization, salon services prior to speaking at Company events and security preclearance membership in connection with Ms. Baldwin’s business travel.

Agreements with our Named Executive Officers

We have entered into agreements with each of our named executive officers, which provide for initial base salaries, new-hire equity awards, eligibility to participate in the Company’s annual cash bonus plan and broad-based benefit plans and payments and benefits in connection with certain terminations of employment. We have also entered into restrictive covenant agreements with each of our named executive officers. These agreements are discussed in more detail below under “— Compensation Tables — Narrative Disclosure to Compensation Tables and Potential Payments Upon Termination or Change of Control — Agreements with our Named Executive Officers.”

Other Compensation Policies

We have adopted the following policies, which serve as important frameworks for our compensation practices.

Stock Ownership Guidelines

We maintain stock ownership guidelines that require our executive officers, non-employee directors (other than members of the Board who are affiliated with Advent International, L.P. or who are restricted under third-party arrangements from owning vested equity in their personal capacities) and other executives designated by the Compensation Committee to acquire and maintain a specified value of equity interests with respect to our Common Stock. The stock ownership guidelines are designed to align the interests of our executive officers and non-employee directors with those of our stockholders by ensuring that our executive officers and non-employee directors have a meaningful financial stake in our long-term success. For more information about our stock ownership guidelines, please see “Item 10. Directors, Executive Officers and Corporate Governance — Stock Ownership Guidelines.”

Clawback Policies
We maintain a clawback policy that is designed to comply with the requirements of Section 10D of the Exchange Act that covers our current and former Section 16 officers, including our named executive officers, and provides for the Company’s recoupment of certain incentive-based compensation in the event the Company is required to prepare an accounting restatement due to its material noncompliance with any financial reporting requirement under applicable securities laws.
We also maintain a broader discretionary clawback policy that covers our current and former employees holding the title of vice president or above and allows the Company to recoup certain incentive-based compensation if the Company is required to restate its financial statements due to material noncompliance with financial reporting requirements under applicable securities laws or certain compensation in the event of detrimental conduct by the covered employee. For more information about our clawback policies, please see “Item 10. Directors, Executive Officers and Corporate Governance — Clawback Policies.”
Anti-Hedging, Anti-Pledging Policies
Pursuant to our Insider Trading Policy, we prohibit our employees, directors, officers and other persons covered by our Insider Trading Policy from engaging in hedging transactions in relation to our securities, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds. Additionally, employees, directors, officers and other persons covered by our Insider Trading Policy are prohibited from holding our securities in a margin account or otherwise pledging our securities as collateral for a loan. For more information about our Insider Trading Policy, please see “Item 10. Directors, Executive Officers and Corporate Governance — Policy Against Hedging of Stock.”
Equity Grant Guidelines
Our Compensation Committee has adopted Equity Grant Guidelines, which include certain recommended practices relating to the timing of equity-based awards. Although the Compensation Committee has generally been delegated authority by the Board to approve and grant equity-based awards, the full Board must approve and grant equity-based awards to directors and Section 16 officers. The guidelines are designed to prevent equity-based awards from being granted shortly prior to the disclosure of material nonpublic information.
The guidelines also provide that: (i) annual awards to existing officers, employees and consultants should be approved (or, in the case of existing Section 16 officers, recommended to the Board for approval) at a meeting of the Compensation Committee held during the first 120 calendar days of the year; (ii) annual awards to existing Section 16 officers recommended to the Board for approval should be approved at the next Board meeting following the Compensation Committee meeting in which the awards were recommended for approval, or by written consent following such recommendation; and (iii) annual awards to existing directors should be approved at the first Board meeting following the annual meeting of stockholders each year.
We did not take material nonpublic information into account when determining the timing and terms of equity awards in fiscal year 2025, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation for our named executive officer grants in fiscal year 2025.
Risk Assessment
The Compensation Committee has responsibility for establishing our overall compensation strategy, including base salary, performance-based annual bonuses and stock-based equity grants, to provide for appropriate rewards and incentives for our management and employees. We do not believe that our executive compensation program creates risks that are reasonably likely to have a material adverse effect on the Company. In assessing risks related to our compensation program and objectives, the Compensation Committee focuses on (1) ensuring an appropriate balance of short- and long-term incentive awards to discourage undue or inappropriate risk-taking by such award holders; and (2) maintaining best-practice policies to mitigate compensation-related risk including recoupment provisions covering clawbacks, stock ownership guidelines, and insider-trading and anti-hedging/pledging prohibitions. The Compensation Committee also aims to align individual performance goals for our named executive officers with strategic Company objectives, thereby reducing the potential for undue risk-taking by our named executive officers. In addition, the Compensation Committee has designed our compensation program to encourage retention of our named executive officers, thereby reducing the risk that key talent will depart our organization.

Tax and Accounting Considerations

We consider the tax and accounting rules associated with various forms of compensation when designing our compensation programs. However, to maintain flexibility to compensate our executive officers in a manner designed to promote short- and long-term corporate goals and objectives, the Compensation Committee has not adopted a policy that all compensation must be deductible or have the most favorable accounting treatment to the Company and has paid, and will continue to pay, compensation that is not deductible or that may not result in the most favorable accounting treatment to the Company.

Compensation Tables

Summary Compensation Table

The following table sets forth information about certain compensation awarded to, earned by or paid to our named executive officers (i) for the three most recently completed fiscal years in the case of Ms. Baldwin, (ii) for the two most recently completed fiscal years in the case of Ms. Dunleavy, who joined us in fiscal year 2024 and (iii) for the most recently completed fiscal year for Mr. Duffy and Ms. Fox, who first became named executive officers with respect to fiscal year 2025.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	All other compensation ($)	Total ($)
		(1)	(2)	(3)	(4)	(5)	(6)
Amanda Baldwin, Chief Executive Officer (7)	2025	1,000,000	—	5,000,000	—	515,000	26,537	6,541,537
	2024	1,000,000	100,000	—	—	230,000	25,970	1,355,970
	2023	57,692	950,000	7,999,999	5,000,000	—	20,000	14,027,691
Catherine Dunleavy, Chief Operating Officer and Chief Financial Officer (7)	2025	681,231	16,533	1,500,000	—	350,833	10,163	2,558,760
	2024	257,019	68,123	2,000,000	—	59,548	10,000	2,394,690
John Duffy, General Counsel	2025	408,662	6,412	500,000	—	213,725	10,739	1,139,538
Trisha Fox, Chief People Officer	2025	387,115	—	500,000	—	200,850	14,000	1,101,965

(1)

Amounts shown in this column reflect the base salary earned by each of our named executive officers during the applicable fiscal year prior to any elective deferrals made by the executives to the Company’s 401(k) plan.

(2)

Amounts shown in this column for each of our named executive officers reflect the full amount of the discretionary bonus earned by the named executive officer for the relevant fiscal year. The amount for Ms. Baldwin for fiscal year 2023 reflects a signing bonus of $950,000 paid to her upon hire. The remaining bonuses reflect discretionary annual bonuses paid to each named executive officer.

(3)

Amounts shown in this column reflect the aggregate grant date fair value of RSUs in Olaplex Holdings, Inc. granted in the applicable fiscal year, computed in accordance with the Accounting Standards Codification of the Financial Standards Board (“FASB ASC”) Topic 718, excluding the effect of estimated forfeitures. The assumptions used to calculate the amounts shown for fiscal year 2025 are disclosed in Note 11 to the Company’s consolidated financial statements for the year ended December 31, 2025, filed with the Original Form 10-K, including the assumed probability that an exit event or other liquidity event will occur. The assumptions used to calculate the amounts shown for fiscal year 2024 are disclosed in Note 11 to the Company’s consolidated financial statements for the year ended December 31, 2024, filed with our Annual Report on Form 10-K for fiscal year 2024, including the assumed probability that an exit event or other liquidity event will occur. The assumptions used to calculate the amounts shown for fiscal year 2023 are disclosed in Note 11 to the Company’s consolidated financial statements for the year ended December 31, 2023, filed with our Annual Report on Form 10-K for fiscal year 2023, including the assumed probability that an exit event or other liquidity event will occur.

(4)

Amount shown in this column for Ms. Baldwin reflects the grant date fair value of non-qualified options to purchase our Common Stock granted to her in fiscal year 2023. Amounts shown were computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used to calculate the amounts shown for fiscal year 2023 are disclosed in Note 11 to the Company’s consolidated financial statements for the year ended December 31, 2023, filed with our Annual Report on Form 10-K for fiscal year 2023, including the assumed probability that an exit event or other liquidity event will occur.

(5)

Amounts shown in this column for fiscal year 2025 reflect the portion of fiscal year 2025 annual cash bonuses paid to the named executive officers based on the achievement of net sales and adjusted EBITDA performance criteria. Amounts shown in this column for fiscal year 2024 reflect the portion of fiscal year 2024 annual cash bonuses paid to Mses. Baldwin and Dunleavy based on the achievement of net sales and adjusted EBITDA performance criteria. The amount for Ms. Dunleavy for fiscal year 2024 reflects proration from her date of hire through the last day of fiscal year 2024.

(6)

Amount shown in this column for Ms. Baldwin for fiscal year 2025 reflects an employer matching contribution under our 401(k) plan of $14,000, together with Company reimbursements for membership in a professional networking organization, salon services prior to speaking at Company events and security preclearance membership in connection with Ms. Baldwin’s business travel. Amount shown in this column for Ms. Baldwin for fiscal year 2024 reflects an employer matching contribution under our 401(k) plan of $13,800, together with Company reimbursements for memberships in a professional networking organization and an online networking platform, salon services prior to speaking at a Company event and security preclearance membership in connection with Ms. Baldwin’s business travel. Amount shown in this column for Ms. Baldwin for fiscal year 2023 reflects the reimbursement of legal fees incurred in fiscal year 2023 in connection with the negotiation of her offer letter and equity agreements. Amounts shown in this column for Ms. Dunleavy, Mr. Duffy, and Ms. Fox for fiscal year 2025 reflect employer matching contributions under our 401(k) plan of $10,163, $10,739, and $14,000, respectively. Amount shown in this column for Ms. Dunleavy for fiscal year 2024 reflects the reimbursement of legal fees incurred in fiscal year 2024 in connection with the negotiation of her offer letter and equity agreements.

(7)	Ms. Baldwin commenced employment with us on December 11, 2023. Ms. Dunleavy commenced employment with us on August 13, 2024.

Grants of Plan-Based Awards in Fiscal Year 2025

This table sets forth additional detail about the non-equity incentive plan awards, payable in the form of an annual cash bonus, for which our named executive officers were eligible in fiscal year 2025, and stock awards granted in fiscal year 2025 to our named executive officers.

Grants of Plan-Based Awards
Name	Grant Date	Estimated future payouts under non-equity incentive plan awards (1)			All other stock awards: Number of shares of stock or units (#)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)
		(2)	(3)	(4)	(5)	(6)
Amanda Baldwin	N/A	125,000	500,000	750,000	—	—
	3/11/2025	—	—	—	3,311,258	5,000,000
Catherine Dunleavy	N/A	85,154	340,615	510,923	—	—
	3/11/2025	—	—	—	993,377	1,500,000
John Duffy	N/A	51,875	207,500	311,250	—	—
	3/11/2025	—	—	—	331,126	500,000
Trisha Fox	N/A	48,750	195,000	292,500	—	—
	3/11/2025	—	—	—	331,126	500,000

(1)

Amounts set forth in this section of the table above represent the cash bonus opportunities under our annual bonus program for fiscal year 2025. They assume that the Company performance goals of adjusted EBITDA and net sales for fiscal year 2025, as described in the Compensation Discussion and Analysis section of this Amendment, are achieved at the threshold, target, and maximum levels, as applicable. As discussed above under “— Compensation Discussion and Analysis – Elements of our Executive Compensation — Annual Cash Bonuses,” the Compensation Committee determined that these performance criteria were achieved at 103% of target.

(2)

Amounts included in the “Threshold” column reflect the fiscal year 2025 bonus amounts payable for Company performance at threshold, which was 25% of each executive’s target bonus amount for fiscal year 2025. Amounts shown do not reflect any adjustments for individual performance.

(3)

Amounts included in the “Target” column reflect the fiscal year 2025 bonus amounts payable for Company performance at target, which was 100% of each executive’s target bonus amount for fiscal year 2025. Amounts shown do not reflect any adjustments for individual performance.

(4)

Amounts included in the “Maximum” column reflect the fiscal year 2025 bonus amounts payable for Company performance at maximum, which was 150% of each executive’s target bonus amount for fiscal year 2025. Amounts shown do not reflect any adjustments for individual performance.

(5)

The RSUs awarded to our named executive officers are eligible to vest in equal tranches on the first four anniversaries of March 11, 2025, subject to the named executive officer’s continued employment through the applicable vesting date.

(6)

Amounts shown were computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, using the assumptions disclosed in Note 11 to the Company’s consolidated financial statements for the year ended December 31, 2025, filed with the Original Form 10-K, including the assumed probability that an exit event or other liquidity event will occur.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of the last day of fiscal year 2025:

Name	OPTION AWARDS					STOCK AWARDS
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
								(1)
Amanda Baldwin	2,118,644	2,118,644	(2)	2.53	12/11/2033	4,892,285	(2)	6,555,662
Catherine Dunleavy	—	—		—	—	1,799,828	(3)	2,411,770
John Duffy	63,750	21,250		14.95	4/11/2032	600,532	(4)	804,713
	63,750	21,250		5.41	11/23/2032	—		—
Trisha Fox	—	—		—	—	654,488	(5)	877,014

(1)

The market values of our named executive officers’ RSUs shown in this column are based on the closing price of the Company’s Common Stock on December 31, 2025, the last trading day of fiscal year 2025.

(2)

Ms. Baldwin’s non-qualified stock options and 1,581,207 of her RSUs are eligible to vest in two equal tranches on December 11, 2026 and December 11, 2027, subject to her continued employment through the applicable vesting date. These options and RSUs vest in full upon a change of control, subject to her continued employment through the change of control. The remaining 3,311,258 of Ms. Baldwin’s RSUs are eligible to vest in equal tranches on the first four anniversaries of March 11, 2025.

(3)

806,451 of Ms. Dunleavy’s RSUs are eligible to vest in three equal tranches on August 13, 2026, August 13, 2027 and August 13, 2028, subject to her continued employment through the applicable vesting date. 201,612 of such RSUs are eligible to vest in full upon a change of control, subject to Ms. Dunleavy’s continued employment through such change of control. The remaining 993,377 of Ms. Dunleavy’s RSUs are eligible to vest in equal tranches on the first four anniversaries of March 11, 2025.

(4)

21,250 of Mr. Duffy’s non-qualified stock options are eligible to vest on April 11, 2026, subject to his continued employment through such date. An additional 21,250 of Mr. Duffy’s non-qualified stock options are eligible to vest on November 23, 2026, subject to his continued employment through such date. Mr. Duffy’s unvested options are eligible to vest in full upon a change of control, subject to Mr. Duffy’s continued employment through such change of control. 56,338 of Mr. Duffy’s RSUs are eligible to vest in two equal tranches on April 13, 2026 and April 13, 2027. 213,088 of Mr. Duffy’s RSUs are eligible to vest in three equal tranches on March 6, 2026, March 6, 2027 and March 6, 2028, subject to his continued employment through the applicable vesting date. An additional 331,126 of Mr. Duffy’s RSUs are eligible to vest in equal tranches on the first four anniversaries of March 11, 2025, subject to his continued employment through the applicable vesting date.

(5)

110,294 of Ms. Fox’s RSUs are eligible to vest in two equal tranches on May 22, 2026 and May 22, 2027, subject to her continued employment through the applicable vesting date. 213,068 of Ms. Fox’s RSUs are eligible to vest in three equal tranches on March 6, 2026, March 6, 2027 and March 6, 2028, subject to her continued employment through the applicable vesting date. An additional 331,126 of Ms. Fox’s RSUs are eligible to vest in equal tranches on the first four anniversaries of March 11, 2025, subject to her continued employment through the applicable vesting date.

Option Exercises and Stock Vested Table for Fiscal Year 2025

The following table shows information for each of our named executive officers regarding stock awards that vested during fiscal year 2025. None of our named executive officers exercised stock options during fiscal year 2025.

Name	Stock Awards
	Number of shares acquired on vesting (#)	Value realized on vesting ($) (1)
Amanda Baldwin	790,514	1,035,573
Catherine Dunleavy	268,818	392,474
John Duffy	99,192	146,571
Trisha Fox	126,170	179,730

(1)

Represents the fair market value of the shares on the vesting date, calculated as the closing price of the Company’s Common Stock on the vesting date (or the closing price of the Company’s Common Stock on the next trading day if vesting occurred on a non-trading day), multiplied by the number of shares vesting.

Pension Benefits

We do not have any tax-qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified deferred compensation plans.

Potential Payments Upon Termination or Change of Control

Merger Summary and Award Treatment.

On March 26, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Henkel US Operations Corporation, a Delaware corporation (“Henkel”), and Margot Acquisition Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Henkel, pursuant to which, at closing, each outstanding stock option will be cancelled for a cash payment equal to the excess, if any, of $2.06 over the exercise price (with underwater options cancelled for no consideration), and each outstanding RSU will be cancelled for a cash payment equal to $2.06, in each case subject to tax withholding. The discussion below of amounts payable on a change of control to our named executive officers reflect the treatment of their outstanding equity awards had a change of control occurred as of December 31, 2025, the last trading day of fiscal year 2025, based on the terms of such awards. They do not reflect the potential amounts payable in connection with the Henkel transaction, which will depend on the closing date and the portion of each named executive officer’s outstanding awards that is unvested as of such time.

Ms. Baldwin

In the event Ms. Baldwin’s employment with us is terminated by the Company without cause or she resigns with good reason, she is entitled to (i) twelve (12) months of base salary continuation, which, as of December 31, 2025, would have totaled $1,000,000, (ii) any earned, but unpaid, bonus for a prior fiscal year (with any individual performance factors deemed achieved at not less than target), paid at the same time as annual bonuses are paid generally to our senior executives, which as of December

31, 2025, would have totaled $0, (iii) an annual bonus for the fiscal year of Ms. Baldwin’s employment termination, pro-rated based on her service through the termination date, paid at the same time as annual bonuses are paid generally to our senior executives, which as of December 31, 2025, would have totaled $515,000, (iv) pro-rata vesting of the time-vesting tranche next scheduled to vest under each of Ms. Baldwin’s incentive equity awards based on Ms. Baldwin’s service through the termination date, which if her employment were terminated as of December 31, 2025 would have been valued at $0 in the case of her options and $954,578 in the case of her RSUs, based on the closing price of the Company’s Common Stock of $1.34 on December 31, 2025, the last trading day of fiscal year 2025, and (v) Company-paid COBRA premiums for twelve (12) months following Ms. Baldwin’s employment termination date, which as of December 31, 2025 would have totaled $37,892. Ms. Baldwin’s severance is subject to her signing a separation agreement with us containing a release of claims and her continued compliance with her restrictive covenants, which are described in more detail under “— Narrative Disclosure to Compensation Tables and Potential Payments Upon Termination or Change of Control — Agreements with our Named Executive Officers.”

If Ms. Baldwin’s employment with us terminates due to her death or disability, she or her estate, as applicable, will be entitled to the payments and benefits described in clauses (ii), (iii) and (iv) above (collectively, the payments and benefits on a termination of Ms. Baldwin’s employment by the Company without cause, by her for good reason or due to her death or disability, the “Baldwin Severance Benefits”). No bonus amounts would have been payable to Ms. Baldwin pursuant to clause (ii) above had her employment terminated due to death or disability on December 31, 2025, and $515,000 would have been payable pursuant to clause (iii) above. Her accelerated equity amounts under clause (iv) would have been valued at $0 in the case of her options and $954,578 in the case of her RSUs, based on the closing price of the Company’s Common Stock of $1.34 on December 31, 2025, the last trading day of fiscal year 2025.

On a change of control, Ms. Baldwin is entitled to accelerated vesting of any portion of the Baldwin New-Hire Options and the Baldwin New-Hire RSUs (as each is defined below) that is then unvested. As of December 31, 2025, the value of the unvested Baldwin New-Hire Options would have been $0 and the value of the unvested Baldwin New-Hire RSUs would have been $2,118,576, in each case, based on the closing price of the Company’s Common Stock of $1.34 on December 31, 2025, the last trading day of fiscal year 2025.

Ms. Dunleavy

In the event Ms. Dunleavy’s employment with us is terminated by the Company without cause or she resigns with good reason, she is entitled to (i) twelve (12) months of base salary continuation, which, as of December 31, 2025, would have totaled $695,250, (ii) any earned, but unpaid, bonus for a prior fiscal year, solely payable to the extent the applicable performance conditions have been achieved, paid at the same time as annual bonuses are paid generally to our senior executives, which as of December 31, 2025, would have totaled $0, and (iii) Company-paid COBRA premiums for twelve (12) months following Ms. Dunleavy’s employment termination date, which as of December 31, 2025 would have totaled $28,410. Ms. Dunleavy’s severance is subject to her signing a separation agreement with us containing a release of claims and her continued compliance with her restrictive covenants, which are described in more detail under “ — Narrative Disclosure to Compensation Tables and Potential Payments Upon Termination or Change of Control — Agreements with our Named Executive Officers.”

If Ms. Dunleavy’s employment with us terminates due to her death or disability, she or her estate, as applicable, will be entitled to the payments and benefits described in clause (ii) above (collectively, the payments and benefits on a termination of Ms. Dunleavy’s employment by the Company without cause, by her for good reason or due to her death or disability, the “Dunleavy Severance Benefits”).

On a change of control, Ms. Dunleavy is entitled to accelerated vesting with respect to the portion of her 268,817 RSU grant on August 13, 2024 that is then unvested. As of December 31, 2025, the value of such unvested award would have been $270,160, based on the closing price of the Company’s Common Stock of $1.34 on December 31, 2025, the last trading day of fiscal year 2025.

Mr. Duffy

In the event Mr. Duffy’s employment with us is terminated by the Company without cause or he resigns with good reason, he is entitled to (i) six (6) months of base salary paid as a single lump sum, which, as of December 31, 2025, would have totaled $207,500, and (ii) any earned, but unpaid, bonus for a prior fiscal year, which as of December 31, 2025, would have totaled $0. Mr. Duffy’s severance is subject to his signing a separation agreement with us containing a release of claims and his continued compliance with his restrictive covenants, which are described in more detail under “ — Narrative Disclosure to Compensation Tables and Potential Payments Upon Termination or Change of Control — Agreements with our Named Executive Officers” (collectively, the payments and benefits on a termination of Mr. Duffy’s employment by the Company without cause or by him for good reason, the “Duffy Severance Benefits”).

On a change of control, Mr. Duffy is entitled to accelerated vesting of any portion of the Duffy New Hire Options (as defined below) that is then unvested, as well as accelerated vesting of any portion of his 85,000 options granted on November 23, 2022 (the “Duffy 2022 Options”) that is then unvested. As of December 31, 2025, the value of the Duffy New Hire Options and the Duffy 2022 Options would have been $0 based on the closing price of the Company’s Common Stock of $1.34 on December 31, 2025, the last trading day of fiscal year 2025.

Ms. Fox

In the event Ms. Fox’s employment with us is terminated by the Company without cause or she resigns with good reason, she is entitled to (i) twelve (12) months of base salary continuation, which, as of December 31, 2025, would have totaled $390,000 and (ii) Company-paid COBRA premiums for twelve (12) months following Ms. Fox’s employment termination date, which as of December 31, 2025 would have totaled $0. Ms. Fox’s severance is subject to her signing a separation agreement with us containing a release of claims and her continued compliance with her restrictive covenants, which are described in more detail under “ — Narrative Disclosure to Compensation Tables and Potential Payments Upon Termination or Change of Control — Agreements with our Named Executive Officers” (collectively, the payments and benefits on a termination of Ms. Fox’s employment by the Company without cause or by her for good reason, the “Fox Severance Benefits”).

Narrative Disclosure to Compensation Tables and Potential Payments Upon Termination or Change of Control – Agreements with our Named Executive Officers

We have entered into certain agreements with each of our named executive officers relating to their compensation, severance entitlements upon certain qualifying employment terminations and restrictive covenant obligations. The material terms of the agreements are summarized below.

Ms. Baldwin

The Company and Olaplex, Inc. entered into a letter agreement with Ms. Baldwin on October 8, 2023, as amended and restated on December 11, 2023, providing for her appointment as our Chief Executive Officer and as a member of our Board. Ms. Baldwin commenced employment with us on December 11, 2023. Ms. Baldwin’s offer letter provides for (i) an annual base salary of $1,000,000; (ii) beginning with fiscal year 2024, an annual bonus opportunity with a target of 50% of her annual base salary and with the actual amount of such bonus based upon achievement of certain Company performance goals; (iii) a sign-on bonus of $950,000; and (iv) reimbursement of up to $20,000 for legal fees incurred in the negotiation of the offer letter and related documentation. The offer letter also provides for the Baldwin Severance Benefits described above.

The offer letter also provided that Ms. Baldwin would be granted an option to purchase a number of shares of our Common Stock with a value equal to $5,000,000 on the grant date (with the number of options issued determined by dividing such amount by the Black-Scholes value of an option on the grant date) and an RSU award with a value equal to $8,000,000 on the grant date based on the closing price of our Common Stock on the grant date. These awards were granted to Ms. Baldwin on December 11, 2023, and they are set forth in the Summary Compensation Table above and also appear in the Outstanding Equity Awards at

2025 Fiscal Year-End Table above and are referred to as the “Baldwin New-Hire Options” and the “Baldwin New-Hire RSUs.” The Baldwin New-Hire Options and the Baldwin New-Hire RSUs vest as to twenty-five percent (25%) on each of the first four (4) anniversaries of the grant date, and as to one hundred percent (100%) in the event of a change in control of the Company, in each case, subject to Ms. Baldwin’s continued employment through the applicable vesting date. As a condition to the grant of the awards, Ms. Baldwin signed a restrictive covenant agreement providing for perpetual confidentiality and assignment of intellectual property obligations and non-competition and non-solicitation obligations during Ms. Baldwin’s employment and for a period of up to twelve (12) months following termination of her employment. Beginning in 2025, Ms. Baldwin is eligible for annual equity awards of the Company with a target aggregate grant date value of not less than $5,000,000, subject in each case to the approval of our Board (or our Compensation Committee).

Ms. Dunleavy

Olaplex, Inc. entered into a letter agreement with Ms. Dunleavy on July 1, 2024, providing for her appointment as our Chief Operating Officer and Chief Financial Officer. Ms. Dunleavy commenced employment with us on August 13, 2024. Ms. Dunleavy’s offer letter provides for (i) an annual base salary of $675,000; (ii) an annual bonus opportunity with a target of 50% of her annual base salary and with the actual amount of such bonus based upon Ms. Dunleavy’s individual performance and contributions, as well as the Company’s achievement of net sales, adjusted EBITDA and other objectives set by the Company; and (iii) reimbursement of up to $10,000 for legal fees incurred in the negotiation of the offer letter and related documentation. The offer letter also provides for the Dunleavy Severance Benefits described above.

The offer letter also provided that Ms. Dunleavy would be granted two RSU awards valued on the grant date at $1,500,000 and $500,000, respectively, based on the closing price of our Common Stock on the grant date. These awards were granted to Ms. Dunleavy on August 13, 2024, and they are set forth in the Summary Compensation Table above and also appear in the Outstanding Equity Awards at 2025 Fiscal Year-End Table above and are referred to as the “Dunleavy New-Hire RSUs.” The Dunleavy New-Hire RSUs vest as to twenty-five percent (25%) on each of the first four (4) anniversaries of the grant date, and, solely with respect to the award valued at $500,000 on the grant date, as to one hundred percent (100%) in the event of a change in control of the Company, in each case, subject to Ms. Dunleavy’s continued employment through the applicable vesting date. As a condition to the grant of the awards, Ms. Dunleavy signed a restrictive covenant agreement providing for perpetual confidentiality and assignment of intellectual property obligations and non-competition and non-solicitation obligations during Ms. Dunleavy’s employment and for a period of up to twenty-four (24) months following termination of her employment. Beginning in 2025, Ms. Dunleavy is eligible for annual equity awards of the Company with a target aggregate grant date value of not less than $1,500,000, subject in each case to the approval of our Compensation Committee.

Mr. Duffy

Olaplex, Inc. entered into a letter agreement with Mr. Duffy on February 17, 2022, providing for his appointment as our General Counsel. Mr. Duffy’s offer letter provides for (i) an annual base salary of $400,000; and (ii) an annual bonus opportunity with a target of 50% of his annual base salary. The offer letter also provided that Mr. Duffy would be granted options to purchase 50,000 shares under the Company’s 2021 Equity Incentive Plan. This award was granted to Mr. Duffy on April 11, 2022 in the form of options to purchase 85,000 of our shares, with the increased option number due to a decline in our stock price between Mr. Duffy’s offer letter date and the grant date of his award. This award appears in the Outstanding Equity Awards at 2025 Fiscal Year-End Table above and is referred to as the “Duffy New-Hire Options.” The Duffy New-Hire Options vest as to twenty-five percent (25%) on each of the first four (4) anniversaries of the grant date, and as to one hundred percent (100%) in the event of a change in control of the Company, subject to Mr. Duffy’s continued employment through the applicable vesting date. The offer letter also provided for a cash sign-on bonus that only would have been payable had his prior employer not paid Mr. Duffy his earned bonus at such prior employer. The offer letter also provides for the Duffy Severance Benefits described above.

Ms. Fox

Olaplex, Inc. entered into a letter agreement with Ms. Fox on April 17, 2023, providing for her appointment as our Chief People Officer. Ms. Fox’s offer letter provides for (i) an annual base salary of $375,000; and (ii) an annual bonus opportunity with a target of 50% of her annual base salary, with pay-outs based on her performance and contributions and the Company’s achievement of net sales, adjusted EBITDA and other objectives. The offer letter also provided that Ms. Fox would be granted a new-hire RSU award with an approximate grant date value of $750,000. This award was granted to Ms. Fox on May 22, 2023 and appears in the Outstanding Equity Awards at 2025 Fiscal Year-End Table above and is referred to as the “Fox New-Hire RSUs.” The Fox New-Hire RSUs vest as to twenty-five percent (25%) on each of the first four (4) anniversaries of the grant date, subject to Ms. Fox’s continued employment through the applicable vesting date. Ms. Fox is also eligible for annual equity awards thereafter as determined by the Compensation Committee in its discretion. The offer letter also provides for the Fox Severance Benefits described above.

Chief Executive Officer Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation of Amanda Baldwin, our Chief Executive Officer, to the annual total compensation of our median employee:

•	The median of the total compensation of our employees for fiscal year 2025 other than our Chief Executive Officer was $149,243;

•	The total compensation of Ms. Baldwin, our Chief Executive Officer, was $6,541,537 for fiscal year 2025; and

•	Based on this information, for fiscal year 2025, the total compensation of our Chief Executive Officer to the median of the annual total compensation of all employees resulted in a ratio of 44:1.

In fiscal year 2025, to identify the median annual total compensation of our employees, we used the methodology and material assumptions, adjustments, and estimates noted below:

•	We selected December 31, 2025, the last day of fiscal year 2025, as the date upon which we would identify the median employee (the “determination date”).

•

We determined that, as of the determination date, our employee population consisted of 277 individuals (other than our Chief Executive Officer), and we included all employees located in the United States and in international jurisdictions.

•	To identify the median employee, we used the following compensation measures based on payroll records for all active employees as of the determination date:

•

For permanent, full time employees, we used (i) the employee’s annual base salary for fiscal year 2025 on an annualized basis and as in effect on the determination date, and (ii) the employee’s target annual bonus for fiscal year 2025 (assuming payout at 100% at target).

•	For part time and/or temporary employees, we used (i) the employee’s base salary/hourly wages paid for fiscal year 2025, and (ii) any bonus paid to such employee in fiscal year 2025.

•	For employees who received compensation denominated in a foreign currency, we converted those amounts to U.S. dollars using the 12-month average exchange rate as of the determination date.

The pay ratio included above is a reasonable estimate calculated in a manner consistent with the SEC rules. Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates, and assumptions, our Company’s pay ratio may not be comparable to the pay ratio reported by other companies.

Non-Employee Director Compensation

The following table sets forth information concerning the compensation earned by our non-employee directors during fiscal year 2025. Ms. Baldwin did not receive any compensation for her service as a director during fiscal year 2025. The compensation Ms. Baldwin received in respect of her employment is included in the section entitled “— Compensation Tables — Summary Compensation Table” and described in greater detail under “— Compensation Tables — Narrative Disclosure to Compensation Tables and Potential Payments Upon Termination or Change of Control — Agreements with our Named Executive Officers.”

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
	(1)	(2)
John P. Bilbrey	400,000	400,000	800,000
Christine Dagousset	122,351	150,000	272,351
Pamela Edwards	90,126	150,000	240,126
Deirdre Findlay	114,117	150,000	264,117
Tricia Glynn	140,000	150,000	290,000
Jerome Griffith	47,215	150,000	197,215
Martha Morfitt	130,000	150,000	280,000
David Mussafer	108,234	150,000	258,234
Emily White	110,883	150,000	260,883
Michael White	110,000	150,000	260,000
Paula Zusi	52,748	—	52,748

(1)

Except with respect to Mr. Bilbrey, amounts shown in this column reflect cash retainers earned by our directors in fiscal year 2025 at a rate of $100,000 per year, plus applicable amounts for each additional chair, lead director or committee membership position as described further below. Mr. Bilbrey received compensation for his services on our Board, including his services as the Executive Chair of our Board, under the terms of a letter agreement entered into between him and the Company on July 10, 2023, as further described below. Amount for Ms. Dagousset reflects pro-rated fees for her service in fiscal year 2025 as a member of the Audit Committee until October 27, 2025. Amount for Ms. Edwards reflects pro-rated fees for her service in fiscal year 2025 as a member of the Board and as a member of the Audit Committee beginning on March 19, 2025, the date of her initial appointment to the Board. Amount for Ms. Findlay reflects pro-rated fees for her service in fiscal year 2025 as the chair of the Nominating and Corporate Governance Committee until October 27, 2025 and as a member of the Compensation Committee beginning on that same date. Amount for Mr. Griffith reflects pro-rated fees for his service in fiscal year 2025 as a member of the Board beginning on July 20, 2025, the date of his initial appointment to the Board, and as a member of the Audit Committee beginning on October 27, 2025. Amount for Mr. Mussafer reflects pro-rated fees for his service in fiscal year 2025 as a member of the Compensation Committee until October 27, 2025. Amount for Ms. White reflects pro-rated fees for her service in fiscal year 2025 as a member of the Nominating and Corporate Governance Committee until October 27, 2025 and her appointment as chair of the Nominating and Corporate Governance Committee as of that same date. Amount for Ms. Zusi reflects that her service as a member of the Board ended effective as of the conclusion of our 2025 Annual Meeting.

(2)

Amounts shown in this column reflect the aggregate grant date fair value of RSUs in Olaplex Holdings, Inc. granted in fiscal year 2025, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used to calculate this amount are disclosed in Note 11 to the Company’s consolidated financial statements for the year ended December 31, 2025, filed with our Original Form 10-K.

As of December 31, 2025, the non-employee members of our Board held the number of RSUs in Olaplex Holdings, Inc. shown in the table below. These RSUs are eligible to vest in full on the date of the Company’s 2026 annual meeting of stockholders, subject to the director’s continued service through such date.

Name	Restricted stock units (#)
John P. Bilbrey	294,118
Christine Dagousset	110,294
Pamela Edwards	110,294
Deirdre Findlay	110,294
Tricia Glynn	110,294
Jerome Griffith	110,294
Martha Morfitt	110,294
David Mussafer	110,294
Emily White	110,294
Michael White	110,294
Paula Zusi	0

As of December 31, 2025, the non-employee members of our Board held the number of options to purchase shares of Common Stock of Olaplex Holdings, Inc. set forth in the table below. These options are eligible to vest as set forth in the table, subject to the director’s continued service through the applicable vesting date. Each director’s options vest in full upon a change of control, subject to the director’s continued service through the change of control.

Name	Stock options (#)		Vesting schedule
Christine Dagousset	506,250		• 506,250 options were vested as of December 31, 2025.
Deirdre Findlay	506,250		• 506,250 options were vested as of December 31, 2025.
Martha Morfitt	376,110		• 318,195 options were vested as of December 31, 2025. • 57,915 options are eligible to vest on April 20, 2026.
Paula Zusi	506,250	(1)	• 506,250 options were vested as of December 31, 2025.

(1)

In connection with her transition off our Board, the Compensation Committee amended Ms. Zusi’s options to provide for their full vesting as of June 10, 2025 and to allow them to remain exercisable through July 29, 2030, the date on which the options would have expired absent the cessation of Ms. Zusi’s service on the Board.

Our Compensation Committee is responsible for reviewing, assessing and making recommendations to our Board regarding the compensation and benefits of our non-employee directors.

Under our non-employee director compensation policy, adopted in connection with our initial public offering (“IPO”) in consultation with Aon—each non-employee director, other than Mr. Bilbrey, receives an annual cash retainer for service on our Board and an additional annual cash retainer for service on any committee of our Board or for serving as the chair of our Board or any of its committees, in each case, pro-rated for partial years of service, as follows:

•	each non-employee director receives an annual cash retainer of $100,000 ($150,000 for the chair of our Board and $120,000 for the lead director);

•	each non-employee director who is a member of the Audit Committee receives an additional annual cash retainer of $15,000 ($30,000 for the Audit Committee chair);

•	each non-employee director who is a member of the Compensation Committee receives an additional annual cash retainer of $10,000 ($20,000 for the Compensation Committee chair); and

•

each non-employee director who is a member of the Nominating and Corporate Governance Committee receives an additional annual cash retainer of $10,000 ($15,000 for the Nominating and Corporate Governance Committee Chair).

Under our non-employee director compensation policy, on the date of the first Board meeting following each annual meeting of our stockholders, each non-employee director, other than Mr. Bilbrey, is granted an award of RSUs of Olaplex Holdings, Inc. with an aggregate value of approximately $150,000 (or $250,000 in the case of the chair of our Board). Each annual award will vest on the date of our next annual meeting of stockholders following the date of grant, subject to the non-employee director’s continued service as a director through such date.

All cash retainers are paid quarterly, in arrears, or upon the earlier resignation or removal of the non-employee director.

Mr. Bilbrey received compensation for his services as a member of our Board and as the Executive Chair of our Board pursuant to a letter agreement, dated July 10, 2023, between him and the Company. For his services, Mr. Bilbrey is paid a fee at a rate of $400,000 per annum, payable quarterly in arrears by the Company in substantially equal installments, with pro-rated payments for any partial quarter of service. Mr. Bilbrey’s quarterly fees are in lieu of any compensation to which he would otherwise be entitled under our non-employee director compensation policy. In addition, Mr. Bilbrey received a grant of RSUs on August 12, 2025 with an aggregate value of $400,000. These RSUs are eligible to vest in full on the date of our 2026 annual meeting of stockholders, subject to Mr. Bilbrey’s continued service through such date, and are in lieu of the RSU grant for fiscal year 2025 to which Mr. Bilbrey would have otherwise been entitled under our non-employee director compensation policy.

Each non-employee director is entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending meetings of our Board and any committee on which he or she serves.

Disclosure Regarding Non-GAAP Financial Measure

The Company uses adjusted EBITDA for purposes of its annual cash bonus program and as a performance goal for determining compensation for its named executive officers. Adjusted EBITDA is a non-GAAP performance measure and may not be comparable to similarly titled measures used by other companies. Management believes this non-GAAP financial measure, when taken together with the Company’s financial results presented in accordance with GAAP, provides meaningful supplemental information regarding the Company’s operating performance and facilitates internal comparisons of its historical operating performance on a more consistent basis by excluding certain items that may not be indicative of its business, results of operations or outlook. In particular, management believes that the use of this non-GAAP measure may be helpful to investors as it is a measure used by management in assessing the health of the Company’s business, determining incentive compensation and evaluating its operating performance, as well as for internal planning and forecasting purposes. However, adjusted EBITDA should not be considered in isolation or as an alternative to net income (loss), income from operations, net cash provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. Additionally, the Company’s calculation of adjusted EBITDA may not be comparable to similarly titled measures reported by other companies due to differences in the nature and calculation of their adjustments.

The Company calculates adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest expense, net; (2) income tax provision; (3) depreciation and amortization; (4) share-based compensation expense; (5) certain litigation-related expenses; (6) acquisition-related costs; and (7) Tax Receivable Agreement liability adjustments.

Reconciliation of Non-GAAP Financial Measure to GAAP Equivalent

The following table presents a reconciliation of net income (loss), as the most directly comparable financial measure stated in accordance with U.S. GAAP, to adjusted EBITDA for the year ended December 31, 2025.

(in thousands)	Year Ended December 31, 2025
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(9,252)
Depreciation and amortization of intangible assets	53,912
Interest expense, net	26,514
Income tax provision	3,075
Share-based compensation expense	13,285
Certain litigation-related expenses(1)	9,148
Acquisition-related costs(2)	9,305
Tax Receivable Agreement liability adjustment	(12,118)

Adjusted EBITDA	$93,869

(1)

Represents litigation costs related to the Lilien securities class action. The Company considers litigation costs related to the Lilien securities class action, as described in Note 14 to the Original Form 10-K, to be non-recurring and non-ordinary. While the Company did not adjust for these costs during the year ended December 31, 2024 because the amounts incurred in 2024 were not material, commencing with the three months ended March 31, 2025, the Company has included an adjustment for these costs as a result of the court’s denial of the Company’s motion to dismiss in February 2025. The Company believes adjusting for such costs provides investors with meaningful information regarding the Company’s core operating performance.

(2)	Represents non-recurring and non-ordinary costs related to the acquisition of all of the outstanding capital stock of Purvala Bioscience, Inc. by Olaplex, Inc. on August 20, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table and accompanying footnotes set forth information with respect to the beneficial ownership of our Common Stock as of April 20, 2026 by:

•	each individual or entity known by us to beneficially own more than 5% of our outstanding Common Stock;

•	each of our named executive officers and directors; and

•	all of our directors and executive officers as a group.

The percentage of ownership information shown in the table below is based on 672,042,176 shares of Common Stock outstanding as of April 20, 2026.

Beneficial ownership has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 20, 2026 through the exercise of any option, warrant or other right. For purposes of calculating each person’s or group’s percentage ownership, shares of Common Stock issuable pursuant to options exercisable within 60 days after April 20, 2026 are included as outstanding and beneficially owned for that person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares shown as beneficially owned. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted. For stockholders who beneficially own more than 5% of our outstanding shares of Common Stock, the shares owned are as of the dates provided in the most recent filings made by such stockholder with the SEC.

Name	Number of Shares	Percentage
Beneficial holders of 5% or more of our outstanding Common Stock:
Advent Funds (1)	499,468,771	74.3%
Mousse Partners (2)	38,136,163	5.7%
Directors and named executive officers:
Amanda Baldwin (3)	3,337,535	*
Catherine Dunleavy	321,556	*
John Duffy (4)	316,961	*
Trisha Fox (5)	278,451	*
John P. Bilbrey (6)	664,321	*
Christine Dagousset (7)	650,439	*
Pamela Edwards	0	—
Deirdre Findlay (8)	644,649	*
Jerome Griffith	0	—
Tricia Glynn (9)	138,399	*
Martha Morfitt (10)	677,649	*
David Mussafer (11)	138,399	*
Emily White (12)	23,762,580	3.5%
Michael White (13)	138,399	*
All directors and executive officers as a group (14 persons) (14)	31,069,338	4.6%

*	Indicates less than 1%

(1)

Based on a Schedule 13G filed with the SEC on February 14, 2024 by the Advent Funds (as defined below). Consists of (i) 178,649,759 shares held by Advent International GPE IX Limited Partnership, 36,196,850 shares held by Advent International GPE IX-B Limited Partnership, 14,695,785 shares held by Advent International GPE IX-C Limited Partnership, 15,716,152 shares held by Advent International GPE IX-F Limited Partnership, 50,735,073 shares held by Advent International GPE IX-G Limited Partnership, 58,304,526 shares held by Advent International GPE IX-H Limited Partnership, and 32,399,939 shares held by Advent International GPE IX-I Limited Partnership (collectively, the “Advent IX Cayman Funds”), (ii) 53,588,842 shares held by Advent International GPE IX-A SCSp, 11,181,639 shares held by Advent International GPE IX-D SCSp, 23,162,376 shares held by Advent International GPE IX-E SCSp, and 1,232,119 shares held by Advent International GPE IX Strategic Investors SCSp (collectively, the “Advent IX Luxembourg Funds”), and (iii) 943,950 shares held by Advent Partners GPE IX Limited Partnership, 1,369,396 shares held by Advent Partners GPE IX-A Limited Partnership, 5,510,717 shares held by Advent Partners GPE IX Cayman Limited Partnership, 571,802 shares held by Advent Partners GPE IX-A Cayman Limited Partnership, and 15,209,846 shares held by Advent Partners GPE IX-B Cayman Limited Partnership (collectively, the “Advent IX Partners Funds” and, together with the Advent IX Cayman Funds and the Advent IX Luxembourg Funds, collectively, the “Advent Funds”). GPE IX GP Limited Partnership is the general partner of the Advent IX Cayman Funds, GPE IX GP S.à r.l. is the general partner of the Advent IX Luxembourg Funds, and AP GPE IX GP Limited Partnership is the general partner of the Advent IX Partners Funds. Advent International GPE IX, LLC is the general partner of GPE IX GP Limited Partnership and AP GPE IX GP Limited Partnership, and is the manager of GPE IX GP S.à r.l. Advent International, L.P. is the manager of Advent International GPE IX, LLC, and Advent International GP, LLC is the general partner of Advent International, L.P. Each of Advent International, L.P. and Advent International GP, LLC may be deemed to have voting and dispositive power over the shares held by the Advent Funds. Investment decisions on behalf of the Advent Funds are made by a number of individuals, including David M. Mussafer, one of our directors. The address of each of the entities and individuals named in this footnote is c/o Advent International, L.P., Prudential Tower, 800 Boylston Street, Boston, Massachusetts 02199-8069.

(2)

Based on a Schedule 13G filed with the SEC on February 14, 2022 by Mousserena, L.P. and Charles Heilbronn. Consists of 38,136,163 shares held by Mousserena, L.P. over which Mousserena, L.P. and Charles Heilbronn have shared voting and dispositive power. The address of Mousserena, L.P. is Ugland House, 135 South Church Street, George Town, Grand Cayman KY1-1104 Cayman Islands. The address of Mr. Heilbronn is c/o Mousse Partners Limited, LLC, 9 West 57th St, New York, NY 10019.

(3)	Consists of (i) 1,218,891 shares of Common Stock and (ii) 2,118,644 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 20, 2026.

(4)	Consists of (i) 168,211 shares of Common Stock and (ii) 148,750 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 20, 2026.
(5)	Consists of (i) 223,304 shares of Common Stock and (ii) 55,147 restricted stock units vesting within 60 days of April 20, 2026.
(6)	Consists of (i) 345,903 shares of Common Stock held by Mr. Bilbrey and (ii) 318,418 shares of Common Stock held by the Amended and Restated John P. Bilbrey Revocable Declaration of Trust.
(7)	Consists of (i) 144,189 shares of Common Stock and (ii) 506,250 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 20, 2026.
(8)	Consists of (i) 138,399 shares of Common Stock and (ii) 506,250 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 20, 2026.
(9)

Consists of 138,399 shares of Common Stock. Ms. Glynn is an employee of Advent International, L.P. but does not have beneficial ownership of any of the shares held by the Advent Funds. The address for Ms. Glynn is c/o Advent International, L.P., Prudential Tower, 800 Boylston Street, Suite 3300, Boston, MA 02199.

(10)

Consists of (i) 292,539 shares of Common Stock held directly by Ms. Morfitt, (ii) 9,000 shares of Common Stock held by Patrick Weber, and (iii) 376,110 shares of Common Stock underlying outstanding stock options exercisable within 60 days of April 20, 2026. Ms. Morfitt is the spouse of Mr. Weber and as a result also may be deemed to have beneficial ownership of the shares held directly by Mr. Weber. Ms. Morfitt disclaims beneficial ownership of the shares held by Mr. Weber.

(11)

Consists of 138,399 shares of Common Stock. Mr. Mussafer is an employee of Advent International, L.P. but does not have beneficial ownership of any of the shares held by the Advent Funds. The address for Mr. Mussafer is c/o Advent International, L.P., Prudential Tower, 800 Boylston Street, Suite 3300, Boston, MA 02199.

(12)

Consists of (i) 23,476,117 shares of Common Stock held by Anthos Capital IV, L.P. (“Anthos Capital IV”), (ii) 148,064 shares of Common Stock held by Anthos Tribe, L.P. (“Anthos Tribe”), and (iii) 138,399 shares of Common Stock held by Anthos Management LP (“Anthos Management”). Anthos Associates IV, L.P. (“Anthos Associates IV”) is the general partner of Anthos Capital IV and Anthos Associates GP IV, LLC (“Anthos Associates GP IV”) is the general partner of Anthos Associates IV. Anthos Tribe GP, LLC (“Anthos Tribe GP”) is the general partner of Anthos Tribe. Paul Farr and Bryan Kelly are the sole managers of Anthos Associates GP IV and Anthos Tribe GP. Anthos Management is an affiliate of Anthos Capital IV and Anthos Tribe and is managed by Paul Farr and Bryan Kelly. Ms. White is the spouse of Mr. Kelly and as a result also may be deemed to have beneficial ownership of the shares held directly by Anthos Capital IV, Anthos Tribe and Anthos Management. Ms. White disclaims beneficial ownership of the shares held by Anthos Capital IV, Anthos Tribe and Anthos Management, except to the extent of her pecuniary interest, if any, therein.

(13)

Consists of 138,399 shares of Common Stock. Mr. White is an employee of Advent International, L.P. but does not have beneficial ownership of any of the shares held by the Advent Funds. The address for Mr. White is c/o Advent International, L.P., Prudential Tower, 800 Boylston Street, Suite 3300, Boston, MA 02199.

(14)

Consists of (i) 27,358,187 shares of Common Stock held by our executive officers and directors as a group, (ii) 3,656,004 shares of Common Stock underlying outstanding stock options exercisable by our executive officers and directors as a group within 60 days of April 20, 2026, and (iii) 55,147 restricted stock units held by our executive officers and directors as a group vesting within 60 days of April 20, 2026.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2025.

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	9,730,547	(2)	$2.47	(3)	101,028,561	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	9,730,547	(2)	$2.47	(3)	101,028,561	(4)

(1)

The Olaplex Holdings, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) contains an “evergreen” provision, pursuant to which the number of shares of the Company’s common stock reserved and available for issuance under the 2021 Plan is subject to an automatic annual increase on January 1 of each year, commencing on January 1, 2023 and continuing through (and including) January 1, 2031, in an amount equal to the lesser of (i) three percent (3%) of the number of shares of the Company’s common stock outstanding as of such date and (ii) such lesser number of shares as determined by the Board on or prior to such date for such year.

(2)

Total reflects outstanding stock options and stock settled stock appreciation rights (“SARs”) granted pursuant to the Penelope Holdings Corp. 2020 Omnibus Equity Incentive Plan (as amended and restated as the Amended and Restated 2020 Omnibus Equity Incentive Plan, the “2020 Plan”) and the 2021 Plan as of December 31, 2025, including options granted under the 2020 Plan that were converted into options to purchase shares of Common Stock of the Company in the Pre-IPO Reorganization.

(3)	Represents weighted-average exercise price of options and SARs outstanding under the 2020 Plan and 2021 Plan.
(4)	As of December 31, 2025, reflects 101,028,561 shares available for issuance under the 2021 Plan and no shares available for issuance under the 2020 Plan.

Changes in Control

On March 26, 2026, the Company entered into the Merger Agreement, pursuant to which, if consummated, Henkel would acquire all of the outstanding shares of the Company’s Common Stock for $2.06 per share in cash. If the transaction is completed, it would result in a change of control of the Company. For additional information regarding the Merger Agreement and the treatment of equity awards in connection with the transaction, see “Item 11. Executive Compensation—Potential Payments Upon Termination or Change of Control—Merger Summary and Award Treatment.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Registration Rights Agreement

On September 29, 2021, in connection with the IPO, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with our pre-IPO stockholders, including the Advent Funds and certain of our directors and officers. The Registration Rights Agreement provides the stockholders party thereto certain registration rights as described below.

Demand Registration Rights

The Advent Funds have the right to demand that we file registration statements. These registration rights are subject to specified conditions and limitations, including the right of the underwriters, if any, to limit the number of shares included in any such registration under specified circumstances. Upon such a request, we will be required to use reasonable best efforts to promptly effect the registration.

Piggyback Registration Rights

If we propose to register any shares of our equity securities under the Securities Act of 1933, as amended (the “Securities Act”), either for our own account or for the account of any other person, then all holders party to the Registration Rights Agreement will be entitled to notice of the registration and will be entitled to include their shares of Common Stock in the registration statement. These piggyback registration rights are subject to specified conditions and limitations, including the right of the underwriters, if any, to limit the number of shares included in any such registration under specified circumstances.

Shelf Registration Rights

The Advent Funds are entitled to have their shares of Common Stock registered by us on a Form S-3 registration statement at our expense. These shelf registration rights are subject to specified conditions and limitations set forth in the Registration Rights Agreement.

Expenses and Indemnification

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations set forth in the Registration Rights Agreement. The Registration Rights Agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Common Stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise.

The Registration Rights Agreement is filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on November 10, 2021. The foregoing description of the Registration Rights Agreement is qualified by reference thereto.

Tax Receivable Agreement

In connection with the IPO, we completed a corporate reorganization, pursuant to which former members of the board of managers of Penelope Group GP became directors of Olaplex Holdings, Inc., the parent of Olaplex, Inc., our primary operating subsidiary (the “Pre-IPO Reorganization”). On September 29, 2021, in connection with the IPO, we entered into an income tax receivable agreement (the “Tax Receivable Agreement”) that provides the pre-IPO unitholders of Penelope Group Holdings and certain holders of equity awards of Penelope Holdings Corp. (collectively, the “Pre-IPO Stockholders”) the right to receive future payments from us equal to 85% of the amount of cash savings, if any, in U.S. federal, state or local income tax that we or our subsidiaries realize (or are deemed to realize in certain circumstances) on our taxable income following the IPO as a result of the utilization of certain tax attributes existing prior to the IPO, including tax basis in intangible assets and capitalized transaction costs relating to taxable years ending on or before the date of the IPO (calculated by assuming the taxable year of the relevant entity closes on the date of the IPO), that are amortizable over a fixed period of time (including in tax periods beginning after the IPO) and which are available to us and our wholly-owned subsidiaries and the making of payments under the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement, which began in fiscal year 2022, are not conditioned upon the Pre-IPO Stockholders maintaining a continued ownership of equity in the Company. During the fiscal year ended December 31, 2025, the Company made a payment to the Pre-IPO Stockholders of $12.1 million as required pursuant to the terms of the Tax Receivable Agreement.

On March 26, 2026, in connection with the Company entering into the Merger Agreement, the Company entered into a limited waiver and amendment (the “TRA Waiver and Amendment”) to the Tax Receivable Agreement with Penelope Group Holdings GP, LLC, as representative of the TRA Parties (the “TRA Representative”), and certain of the Pre-IPO Stockholders (the “TRA Waiving Parties”), including the Advent Funds, the holders of a majority of the Company’s common stock. Pursuant to the TRA Waiver and Amendment, the TRA Waiving Parties waived all of their rights to receive any payments that would otherwise be due to such parties under the Tax Receivable Agreement (including any amounts that would otherwise be due as a result of the consummation of the merger pursuant to the Merger Agreement), and the Company and the TRA Representative amended the Tax Receivable Agreement to provide that it shall automatically terminate upon the effective time of the merger, subject to the Company paying certain amounts due under the Tax Receivable Agreement to the Pre-IPO Stockholders other than the TRA Waiving Parties.

The Tax Receivable Agreement is filed as Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 8, 2022, and the TRA Waiver and Amendment is filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 26, 2026. The foregoing description of the Tax Receivable Agreement and the TRA Waiver and Amendment is qualified by reference thereto.

Purvala Acquisition

On August 20, 2025, Olaplex, Inc. acquired all of the outstanding capital stock of Purvala Bioscience, Inc. (“Purvala”), a privately-held biotechnology company that seeks to develop transformative bioinspired technologies with applications across the health and beauty industries. The aggregate purchase price was $10.5 million, subject to certain adjustments. The Company’s chief science and research officer was a Purvala stockholder and a member of its board of directors at the time of the transaction. The transaction was negotiated on an arm’s length basis and on market terms.

Heidrick & Struggles Engagement

In June 2025, we engaged Heidrick & Struggles, a recruiting agency, to provide certain recruiting services to the Company. In fiscal year 2025, certain investment funds affiliated with Advent International, L.P., the holder of a majority of the Company’s common stock, acquired a greater than 10% equity interest in Heidrick & Struggles. During the year ended December 31, 2025, payments to Heidrick & Struggles were $0.2 million for recruiting services, which were negotiated on an arm’s length basis and on market terms.

Arrangements with our Directors and Officers

We have certain agreements with our executive officers which are described in “Item 11. Executive Compensation — Compensation Discussion and Analysis — Elements of our Executive Compensation — Agreements with our Named Executive Officers.”

In addition, we have entered into indemnification agreements with our officers and directors. These agreements and our Bylaws require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The indemnification provided under the indemnification agreements is not exclusive of any other indemnity rights.

Related Party Transaction Policy

We have adopted a policy with respect to the review, approval and ratification of related party transactions. Under the policy, our Audit Committee is responsible for reviewing and making determinations regarding any related party transactions. The policy applies to transactions, arrangements and relationships or any series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will, or may be expected to, exceed $120,000 with respect to any calendar year, (2) we (or any of our subsidiaries) are a participant and (3) a Related Person (as defined in such policy) has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity).

In the course of reviewing potential related party transactions, the Audit Committee will consider, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance—Board Independence” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Other Fees

The aggregate fees that Olaplex paid for professional services rendered by Deloitte for the fiscal year ended December 31, 2025 (fiscal year 2025) and the fiscal year ended December 31, 2024 (fiscal year 2024) were:

	Fiscal Year 2025	Fiscal Year 2024
Audit Fees	$1,260,000	$1,315,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$8,046	$6,769
Total	$1,268,046	$1,321,769

•

Audit fees were for professional services rendered for the audit of our annual audited consolidated financial statements and review of our quarterly financial statements, advice on accounting matters directly related to the audit and audit services, and assistance with review of documents filed with the SEC.

•

Audit-related fees relate to audits and reviews not required under securities laws, as well as accounting consultations, compilations and other assurance-related services. There were no audit-related fees incurred in fiscal year 2025 or fiscal year 2024.

•

Tax fees relate to professional services related to tax compliance and tax consulting services, including assistance with tax audits. There were no tax fees incurred in fiscal year 2025 or fiscal year 2024.

•

All other fees were for various educational information on comprehensive authoritative accounting regulatory literature, including webcasts, podcasts, websites, database subscriptions, checklists, research reports and similar tools.

The Audit Committee pre-approves all audit services and all permitted non-audit services, including engagement fees and terms, to be provided by the independent auditors. Our policies prohibit Olaplex from engaging Deloitte to provide any non-audit services prohibited by applicable SEC rules. In addition, we evaluate whether Olaplex’s use of Deloitte for permitted non-audit services is compatible with maintaining Deloitte’s independence and objectivity. After review of the non-audit services provided, we concluded that Deloitte’s provision of these non-audit services, all of which were approved in advance, is compatible with its independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Amendment

1.	Consolidated Financial Statements:

See Index to Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K.

2.	Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes in the Original Form 10-K.

3. Exhibits:

Exhibit Number	Description

2.1*+^	Stock Purchase Agreement, dated August 20, 2025, among Olaplex, Inc., Purvala Bioscience, Inc., the stockholders and optionholders of Purvala Bioscience, Inc., and Shareholder Representative Services LLC, as the representative of the stockholders and optionholders (incorporated by reference to Exhibit 2.1 to the Company‘s Current Report on Form 8-K, filed on August 26, 2025 (File No. 001-40860)).

2.2*^	Agreement and Plan of Merger, dated as of March 26, 2026, by and among Olaplex Holdings, Inc., Henkel US Operations Corporation, and Margot Acquisition Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 26, 2026 (File No. 001-40860)).

3.1^	Restated Certificate of Incorporation of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001- 40860)).

3.2^	Certificate of Amendment to the Restated Certificate of Incorporation of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 14, 2024 (File No. 001-40860)).

3.3^	Second Amended and Restated Bylaws of Olaplex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 20, 2023 (File No. 001-40860)).

4.1^	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).

4.2^	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed on March 5, 2026 (File No. 001-40860)).

10.1^	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001-40860)).

10.2^	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).

10.3^	Income Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2021 (File No. 001-40860)).

10.4^	Credit Agreement, dated February 23, 2022, by and among Olaplex, Inc., Penelope Intermediate Corp., Goldman Sachs Bank USA, as the Administrative Agent, Swingline Lender and Issuing Bank, and the Financial Institutions party thereto as Lenders and Issuing Banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2022 (File No. 001-40860)).

10.5^	Manufacturing and Supply Agreement, dated August 4, 2023, by and between Olaplex, Inc. and Cosway Company Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2023 (File No. 001-40860)).

10.6#^	Amended and Restated 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2023 (File No. 001-40860)).

10.7#^	Form of Nonqualified Stock Option Award Agreement under the 2020 Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on August 27, 2021 (File No. 333-259116)).

10.8#^	Olaplex Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333- 259116)).

10.9#^	Form of Non-Statutory Stock Option Agreement (Employee) under the Olaplex Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).

10.10#^	Form of Restricted Stock Unit Agreement (Director) under the Olaplex Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A, filed on September 20, 2021 (File No. 333-259116)).

10.11#^	Form of Restricted Stock Unit Agreement (Employee) under the Olaplex Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2023 (File No. 001-40860)).

10.12#^	Letter Agreement, dated October 16, 2022, by and between Olaplex Inc. and Tiffany Walden (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2022 (File No. 001-40860)).

10.13#^	Amended and Restated Nonqualified Stock Option Award Agreement, effective as of December 31, 2022, by and between Olaplex Holdings, Inc. and Tiffany Walden (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2022 (File No. 001-40860)).

10.14#^	Letter Agreement dated July 10, 2023, by and between Olaplex Holdings, Inc. and John P. Bilbrey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2023 (File No. 001-40860)).

10.15#^	Amended and Restated Letter Agreement, dated December 11, 2023, by and among Olaplex, Inc., Olaplex Holdings, Inc. and Amanda Baldwin (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on February 29, 2024 (File No. 001-40860)).

10.16#^	Letter Agreement, dated July 1, 2024, by and between Olaplex, Inc. and Catherine Dunleavy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2024 (File No. 001-40860)).

10.17#^	Letter Agreement, dated February 17, 2022, by and between Olaplex, Inc. and John Duffy (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on March 4, 2025 (File No. 001-40860)).

10.18#^	Letter Agreement, dated April 17, 2023, by and between Olaplex, Inc. and Trisha Fox (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on March 4, 2025 (File No. 001-40860)).

10.19^	Limited Waiver and Amendment, dated as of as of March 26, 2026, by and among Olaplex Holdings, Inc., the TRA Parties (as defined therein) and Penelope Group Holdings GP, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 26, 2026 (File No. 001-40860)).

19^	Olaplex Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K, filed on March 4, 2025 (File No. 001-40860)).

21.1^	Subsidiaries of the Registrant.

23.1^	Consent of Deloitte & Touche LLP.

31.1^	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97^	Olaplex Holdings, Inc. Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, filed on February 29, 2024 (File No. 001-40860)).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

^	Previously filed.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLAPLEX HOLDINGS, INC.

	By:	/s/ Amanda Baldwin
April 30, 2026		Name:	Amanda Baldwin
		Title:	Chief Executive Officer