Form 10-Q
period 2026-03-31
OLAPLEX HOLDINGS, INC.
filed 2026-05-11
CIK 1868726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2026, registrant had 672,042,176 shares of common stock, par value $0.001 per share, outstanding.

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
•“Merger” means the proposed merger of Merger Sub with and into Olaplex Holdings pursuant to the terms and conditions of the Merger Agreement, with Olaplex Holdings continuing as the surviving corporation and as a wholly owned subsidiary of Parent.
•“Merger Agreement” refers to the Agreement and Plan of Merger (as it may be amended, modified or supplemented from time to time) entered into on March 26, 2026, by and among Olaplex Holdings, Inc. (“Olaplex Holdings”), Henkel US Operations Corporation, a Delaware corporation (“Parent”), and Margot Acquisition Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”).
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
•“Reorganization Transactions” refers to the internal reorganization completed in connection with our IPO, pursuant to which Olaplex Holdings, Inc. became an indirect parent of Olaplex, Inc. For further information, see “Reorganization Transactions” in “Note 1 – Nature of Operations and Basis of Presentation” to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The forward-looking statements in this Quarterly Report reflect our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operation. Examples of forward-looking statements include, among others, statements we make regarding: our proposed Merger; the expected timing of the completion of the Merger; the ability to complete the Merger considering the various closing conditions; our financial position, liquidity, capital structure, sales and operating results; our business plans, strategies, investments and objectives; demand for our products; general economic and industry trends, including tariffs; our business prospects; our marketing and brand strategies; innovation and new product introduction; our international operations; changes in laws and regulations; future payments under our Tax Receivable Agreement; our supply chain and global distribution network; and interest rate derivatives. Forward-looking statements are predictions based upon assumptions that may not prove to be accurate, and they are not guarantees of future performance. As such, you should not place significant reliance on our forward-looking statements. Neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, including any such statements taken from third party industry and market reports.
Forward-looking statements involve known and unknown risks, inherent uncertainties and other factors that are difficult to predict which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements, including, without limitation, the following:
•uncertainties as to the timing or completion of the Merger, including the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement and circumstances requiring us to pay a termination fee or damages under the Merger Agreement;
•the effects of the proposed Merger (or the announcement or pendency thereof) on relationships with associates, customers, manufacturers, suppliers, employees (including the risks relating to the ability to retain or hire key personnel), other business partners or governmental entities;
•the risk that the proposed Merger will divert management’s attention from our ongoing business operations or otherwise disrupt our ongoing business operations;
•risks associated with litigation relating to the proposed Merger;
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
•our ability to integrate or realize the intended benefits of our acquisitions or strategic investments; and
•the other factors identified in the “Risk Factors” section of this Quarterly Report, the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, as amended (the “2025 Form 10-K”) and in other documents that we file with the U.S. Securities and Exchange Commission from time to time.
Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected, intended, planned or projected. We discuss many of these risks in greater detail in the “Risk Factors” section of this Quarterly Report and in the “Risk Factors” section of our 2025 Form 10-K. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. Unless required by law, we neither intend nor assume any obligation to update these forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (unaudited)
OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share and share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$326,169	$318,731
Accounts receivable, net of allowances of $14,503 and $18,123	37,501	29,013
Inventory	66,364	60,215
Prepaid expenses and other current assets	16,227	62,387
Total current assets	446,261	470,346
Property and equipment, net	1,516	1,422
Intangible assets, net	834,864	847,821
Goodwill	168,300	168,300
Deferred tax assets	—	46
Other assets	9,253	9,552
Total assets	$1,460,194	$1,497,487

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$29,184	$8,117
Accrued expenses and other current liabilities	32,758	85,304
Current portion of Related Party payable pursuant to Tax Receivable Agreement	9,206	9,206
Total current liabilities	71,148	102,627
Long-term debt	352,484	352,290
Deferred tax liabilities	929	5,283
Related Party payable pursuant to Tax Receivable Agreement	155,858	155,858
Other liabilities	1,789	2,039
Total liabilities	582,208	618,097

Commitments and contingencies (Note 12)

Stockholders’ equity (Notes 1 and 10):
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized, 671,711,593 and 669,076,651 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	672	669
Preferred stock, $0.001 par value per share; 25,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	346,086	342,345
Accumulated other comprehensive loss	(198)	(337)
Retained earnings	531,426	536,713
Total stockholders’ equity	877,986	879,390
Total liabilities and stockholders’ equity	$1,460,194	$1,497,487
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(amounts in thousands, except per share and share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$99,369	$96,978
Cost of sales:
Cost of product (excluding amortization)	25,293	27,230
Amortization of patented formulations	2,416	2,392
Total cost of sales	27,709	29,622
Gross profit	71,660	67,356
Operating expenses:
Selling, general, and administrative	65,951	47,987
Amortization of other intangible assets	10,820	10,893
Total operating expenses	76,771	58,880
Operating (loss) income	(5,111)	8,476
Interest expense	7,132	13,725
Interest income	(2,702)	(5,952)
Other expense (income), net	142	(178)
(Loss) Income before provision for income taxes	(9,683)	881
Income tax (benefit) provision	(4,396)	416
Net (loss) income	$(5,287)	$465

Net (loss) income per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic	669,942,446	664,685,462
Diluted	669,942,446	666,460,714

Other comprehensive income:
Unrealized gain on derivatives, net of income tax effect	$139	$17
Total other comprehensive income	139	17
Comprehensive (loss) income	$(5,148)	$482
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except number of shares)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2025	669,076,651	$669	$342,345	$(337)	$536,713	$879,390
Net loss	—	—	—	—	(5,287)	(5,287)
Issuance of shares upon exercise of stock options and vesting of restricted stock units	2,634,942	3	224	—	—	227
Share-based compensation expense	—	—	3,517	—	—	3,517
Unrealized gain on derivatives, net of tax expense of $52	—	—	—	139	—	139
Balance – March 31, 2026	671,711,593	$672	$346,086	$(198)	$531,426	$877,986

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2024	664,224,893	$664	$328,538	$(765)	$545,965	$874,402
Net income	—	—	—	—	465	465
Issuance of shares upon exercise of stock options and vesting of restricted stock units	1,485,913	2	525	—	—	527
Share-based compensation expense	—	—	2,918	—	—	2,918
Unrealized gain on derivatives, net of tax expense of $4	—	—	—	17	—	17
Balance – March 31, 2025	665,710,806	$666	$331,981	$(748)	$546,430	$878,329
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

OLAPLEX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(5,287)	$465
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of patent formulations	2,416	2,392
Amortization of other intangibles	10,820	10,893
Inventory write-off and disposal	203	1,064
Depreciation of fixed assets	82	87
Amortization of debt issuance costs	287	453
Deferred taxes	(4,360)	(95)
Share-based compensation expense	3,517	2,918
Other	606	309
Changes in operating assets and liabilities:
Accounts receivable, net	(8,757)	(8,882)
Inventory	(6,493)	(5,197)
Prepaid expenses and other current assets	46,160	(6,350)
Accounts payable	21,041	13,836
Accrued expenses and other current liabilities	(52,476)	(12,474)
Other assets and liabilities	(260)	(2,336)
Net cash provided by (used in) operating activities	7,499	(2,917)

Cash flows from investing activities:
Purchase of property and equipment	(146)	(48)
Purchase and development of software	(142)	(948)
Net cash used in investing activities	(288)	(996)

Cash flows from financing activities:
Proceeds from exercise of stock options	227	527
Principal payments of 2022 Term Loan Facility	—	(1,688)
Net cash provided by (used in) financing activities	227	(1,161)

Net increase (decrease) in cash and cash equivalents	7,438	(5,074)
Cash and cash equivalents - beginning of period	318,731	585,967
Cash and cash equivalents - end of period	$326,169	$580,893

Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes	$(2,906)	$615
Cash paid for interest	$6,775	$13,135
Supplemental disclosure of noncash activities:
Purchases of software not yet paid	$15	$22
Purchases of property and equipment not yet paid	$30	$74
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
Basis of Presentation
The accompanying unaudited, interim Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) with all intercompany balances and transactions eliminated, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited, interim Condensed Consolidated Financial Statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The unaudited, interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes included in the Company’s 2025 Form 10-K, as filed with the SEC on March 5, 2026.
Proposed Acquisition by Henkel US Operations Corporation
On March 26, 2026, Olaplex Holdings entered into an Agreement and Plan of Merger (as it may be amended, modified or supplemented from time to time, the “Merger Agreement”), by and among Olaplex Holdings, Henkel US Operations Corporation, a Delaware corporation (“Parent”), and Margot Acquisition Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of conditions set forth therein, Merger Sub will merge with and into Olaplex Holdings, with Olaplex Holdings continuing as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”), in accordance with the General Corporation Law of the State of Delaware (“DGCL”).
The board of directors of Olaplex Holdings (the “Board”) unanimously: (i) determined that the Merger Agreement and the Merger and the other transactions contemplated therein (collectively, the “Transactions”) are advisable, fair to and in the best interests of Olaplex Holdings and its stockholders (the “Company Stockholders”), (ii) approved, adopted and declared advisable the entrance into and execution and delivery of the Merger Agreement and the Transactions, including the Merger, (iii) directed that the Merger Agreement be submitted to the Company Stockholders for its adoption and (iv) subject to the terms and conditions of the Merger Agreement, recommended that the Company Stockholders adopt the Merger Agreement.
The adoption of the Merger Agreement by the Company Stockholders required the affirmative vote or written consent by holders of a majority of the voting power of the outstanding shares of common stock, par value $0.001 per share, of Olaplex Holdings (the “Common Stock”) entitled to vote thereon. On March 26, 2026, investment funds affiliated with Advent International Corporation (the “Principal Stockholders”), which held approximately 75% of the issued and outstanding shares of Common Stock as of such date, executed and delivered a written consent adopting the Merger Agreement. As a result, no further action by any Company Stockholder is required under applicable law or the Merger Agreement (or otherwise) to adopt the Merger Agreement.

Pursuant to the Merger Agreement, (i) each share (a “Share” and collectively, the “Shares”) of Common Stock issued and outstanding immediately prior to the date and time at which the Merger becomes effective (the “Effective Time”) (other than those shares of Common Stock described in clauses (ii) and (iii) below) will be converted automatically into the right to receive $2.06 per Share (the “Merger Consideration”), payable net to the holder in cash, without interest, subject to any withholding of taxes required by applicable law as provided in the Merger Agreement, and all such Shares will no longer be outstanding and will automatically be cancelled and will cease to exist; (ii) each Share held by Olaplex Holdings as treasury stock or held directly by Parent or Merger Sub, or any direct or indirect wholly owned subsidiaries of Olaplex Holdings, Parent or Merger Sub, in each case, immediately prior to the Effective Time, shall automatically be cancelled and shall cease to exist, and no consideration or payment shall be delivered in exchange therefor or in respect thereof; and (iii) each Share issued and outstanding immediately prior to the Effective Time and held by a holder who is entitled to demand, and has properly demanded, appraisal for such Shares in accordance with, and who complies in all respects with, Section 262 of the DGCL (such shares, the “Dissenting Shares”) shall not be converted into the right to receive the Merger Consideration, and such Shares shall be cancelled and cease to exist, and the holders of Dissenting Shares shall only be entitled to the rights granted to them under the DGCL with respect to such Dissenting Shares.
Pursuant to the Merger Agreement, at the Effective Time each outstanding Olaplex Holdings equity award will be treated as follows (in all cases, subject to applicable tax withholding):
•At the Effective Time, each option to purchase Shares granted under the Company’s 2021 Equity Incentive Plan, the Company’s Amended & Restated 2020 Omnibus Equity Incentive Plan and any other effective equity or equity-based incentive plan sponsored by the Company or any of its affiliates (each such option a “Company Option”, and such equity or equity-based incentive plans, collectively, the “Company Equity Plans”) that is outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) shall, by virtue of the Merger, automatically and without any required action on the part of the holder thereof, the Company or Parent be cancelled and converted into the right to receive (without interest) an amount in cash equal to the product of (x) the aggregate number of Shares underlying such Company Option multiplied by (y) the excess, if any, of the Merger Consideration over the per Share exercise price of such Company Option; provided, however, that any Company Option that has a per Share exercise price that is equal to or greater than the Merger Consideration shall be cancelled for no consideration; and
•At the Effective Time, each award of restricted stock units covering Shares granted under the Company Equity Plans (each, a “Company RSU Award”) that is outstanding immediately prior to the Effective Time (whether vested or unvested) shall, by virtue of the Merger, automatically and without any required action on the part of the holder thereof, the Company or Parent be cancelled and converted into the right to receive (without interest) an amount in cash equal to the product of (x) the aggregate number of Shares underlying such Company RSU Award multiplied by (y) the Merger Consideration.
The Merger Agreement contains customary representations, warranties and covenants that the Company must observe, including certain interim operating covenants that may restrict the Company’s operations during the pendency of the Merger, subject to certain exceptions. In addition, the Merger Agreement contains certain termination rights that may require the Company to pay Parent a termination fee of $40,440,000 under certain circumstances. For additional details regarding the Merger and the terms thereof, refer to the Merger Agreement, a copy of which is incorporated by reference as an exhibit to this Quarterly Report.
The Merger is subject to customary closing conditions, including, without limitation, (i) twenty calendar days having elapsed since the Company mailed to its stockholders the information statement as contemplated by Regulation 14C of the Exchange Act, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and approvals under the laws of Germany, Australia and the United Kingdom, and (iii) the absence of any law or governmental order prohibiting the Merger. The initial outside date for completion of the Merger is March 31, 2027, which may be extended to September 30, 2027 if, as of such initial date, all conditions to the closing of the Merger other than conditions relating to the HSR Act or other applicable antitrust and foreign direct investment laws have been satisfied or waived. The Company cannot predict with certainty, however, whether or when all the required closing conditions will be satisfied or if the Merger will close at all.

Concurrently with the execution and delivery of the Merger Agreement, the Company entered into a limited waiver and amendment (the “Tax Receivable Agreement Waiver and Amendment”) to the Tax Receivable Agreement, pursuant to which certain Tax Receivable Agreement parties irrevocably waived their rights to receive any remaining payments under the Tax Receivable Agreement, and the Tax Receivable Agreement was amended to provide for its automatic termination upon the Effective Time, subject to the payment of certain amounts to non-waiving Tax Receivable Agreement parties. If the Merger Agreement is terminated in accordance with its terms, the Tax Receivable Agreement Waiver and Amendment will be null and void ab initio and all obligations under the Tax Receivable Agreement will continue in full force and effect.

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
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected at carrying value, which approximates fair value due to the short-term maturity. The Company’s long-term debt is recorded at its carrying value in the Condensed Consolidated Balance Sheets, which may differ from fair value. The Company’s 2024 Interest Rate Cap (as defined in “Note 5 – Fair Value Measurement” to the Company’s Condensed Consolidated Financial Statements of this Quarterly Report) is recorded at its Level 2 fair value in the Condensed Consolidated Balance Sheets.
Accounting Policies
There have been no material changes in significant accounting policies as described in the Company’s Consolidated Financial Statements for the year ended December 31, 2025.
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

The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that the Company and its subsidiaries will earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to the Company’s blended state tax rate, allocation of U.S. versus foreign sourced income and changes in U.S. tax rules may significantly impact the established liability, and any changes to that established liability would be recorded to Other expense (income), net in the period in which the Company makes the determination regarding the applicable change.
Concurrently with the execution and delivery of the Merger Agreement, the Company entered into the Tax Receivable Agreement Waiver and Amendment, pursuant to which certain Pre-IPO Stockholders irrevocably waived their rights to receive any remaining payments under the Tax Receivable Agreement. In addition, the Tax Receivable Agreement was amended to provide for its automatic termination upon the Effective Time, subject to the payment of certain amounts to non-waiving Pre-IPO Stockholders. If the Merger Agreement is terminated in accordance with its terms, the Tax Receivable Agreement Waiver and Amendment will be null and void ab initio and all obligations under the Tax Receivable Agreement will continue in full force and effect. See further discussion in “Note 1 – Nature of Operations and Basis of Presentation – Proposed Acquisition by Henkel US Operations Corporation" to the Company’s Condensed Consolidated Financial Statements of this Quarterly Report.
If the Merger Agreement is terminated and as a result the Tax Receivable Agreement Waiver and Amendment becomes null and void, the Company expects that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $165.1 million, with payments expected to continue through 2038. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the Pre-IPO Stockholders’ continued ownership of equity in the Company.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” which introduces a practical expedient for all entities to simplify the calculation required for applying credit losses to current accounts receivable, by assuming current conditions as of the balance sheet date do not change for the remaining life of the asset. The new guidance is effective for fiscal years beginning after December 15, 2025 and interim periods within fiscal years beginning after December 15, 2025. The Company adopted ASU 2025-05 on a prospective basis effective January 1, 2026 with no material impact on its Consolidated Financial Statements and related disclosures.
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

NOTE 3 – NET SALES
The Company distributes products in the U.S. and internationally through professional distributors in salons (“professional”), directly to retailers for sale in their physical stores and e-commerce sites (“specialty retail”), and direct-to-consumer (“DTC”) through sales to third party e-commerce customers and through its own Olaplex.com website. During the three months ended March 31, 2026 and March 31, 2025, the Company’s net sales by its three sales channels, professional, specialty retail and DTC, were as follows:

	Three Months Ended March 31,
	2026	2025
Net sales by Channel:
Professional	$38,785	$34,538
Specialty retail	33,411	38,553
DTC	27,173	23,887
Total net sales	$99,369	$96,978
Net sales by major geographic region are based on the shipping address on record for the customer purchasing the Company’s products. During the three months ended March 31, 2026 and March 31, 2025, the Company’s net sales to consumers in the United States and International regions were as follows:

	Three Months Ended March 31,
	2026	2025
Net sales by Geography:
United States	$47,436	$49,161
International	51,933	47,817
Total net sales	$99,369	$96,978
No international country exceeded 10% of total net sales for the three months ended March 31, 2026 and March 31, 2025. Regardless of our customers’ geographic location, the majority of net sales are transacted in U.S. Dollars, the Company’s functional and reporting currency.
NOTE 4 – INVENTORY
Inventory as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$15,683	$15,335
Finished goods	50,681	44,880
Inventory	$66,364	$60,215
As of March 31, 2026 and December 31, 2025, the Company’s allowance for excess and obsolete inventory was $14.3 million and $14.1 million, respectively.
During the three months ended March 31, 2026 and March 31, 2025, the Company recorded inventory write-offs of $0.2 million and $1.1 million, respectively, due to reserves for product obsolescence.

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
On May 7, 2024, the Company entered into an interest rate cap transaction (the “2024 Interest Rate Cap”) in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, which amortized to $200.0 million on July 31, 2025, at a strike rate of 5.00%. The 2024 Interest Rate Cap expires on July 31, 2026.
The 2024 Interest Rate Cap is measured at fair value on a recurring basis by a third-party specialist using widely accepted valuation techniques. The fair value of the 2024 Interest Rate Cap is determined using a modification of the Black’s model, known as the shifted lognormal model. The variable interest rates used in the calculation are based on future interest rates derived from observable market interest rate curves and volatilities. The specialist incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value the 2024 Interest Rate Cap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the 2024 Interest Rate Cap utilize Level 3 inputs. The Company has determined that the impact of the credit valuation adjustments made to the 2024 Interest Rate Cap were not significant to the overall valuation. As a result, the 2024 Interest Rate Cap as of March 31, 2026 and December 31, 2025 was classified as Level 2 of the fair value hierarchy. The fair value of the 2024 Interest Rate Cap was de minimis as of March 31, 2026 and December 31, 2025.
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at March 31, 2026 were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$11,641	$11,641	$—	$—
The Company’s assets measured at fair value on a recurring basis and subject to fair value disclosure requirements at December 31, 2025 were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$11,536	$11,536	$—	$—
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets as of March 31, 2026 and December 31, 2025 were comprised of the following:

	March 31, 2026
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(237,153)	$714,847
Product formulations	15 years	136,500	(56,556)	79,944
Customer relationships	20 years	53,000	(16,507)	36,493
Software	3-7 years	11,355	(7,775)	3,580
Total finite-lived intangibles		1,152,855	(317,991)	834,864
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,321,155	$(317,991)	$1,003,164

	December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand name	25 years	$952,000	$(227,636)	$724,364
Product formulations	15 years	136,500	(54,281)	82,219
Customer relationships	20 years	53,000	(15,841)	37,159
Software	3-7 years	11,217	(7,138)	4,079
Total finite-lived intangibles		1,152,717	(304,896)	847,821
Goodwill	Indefinite	168,300	—	168,300
Total goodwill and other intangibles		$1,321,017	$(304,896)	$1,016,121
The amortization of the Company’s brand name, customer relationships and software is recorded to Amortization of other intangible assets in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. A portion of Amortization of patented formulations is capitalized to Inventory in the Condensed Consolidated Balance Sheets, and the remainder is recorded to Amortization of patented formulations in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Amortization of the Company’s definite-lived intangible assets for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Amortization expense, patented formulations	$2,416	$2,392

Amortization expense, brand name and customer relationships	10,183	10,182
Amortization expense, software	637	711
Amortization expense, other intangible assets	$10,820	$10,893

Amortization expense, patented formulations capitalized to inventory	$(141)	$(118)
NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Sales tax payable	$1,034	$2,814
Accrued professional fees	11,484	5,371
Payroll liabilities	5,272	10,314
Accrued freight	2,289	3,904
Accrued advertising	6,213	9,873
Deferred revenue	1,256	925
Income tax payable	294	243
Accrued promotional allowance	116	143
Accrued Lilien legal settlement	—	46,126
Other accrued expenses and current liabilities	4,800	5,591
Accrued expenses and other current liabilities	$32,758	$85,304

As of December 31, 2025, the Company accrued approximately $46.1 million related to a pending settlement of the Lilien matter. The Company expected to recover substantially all of this settlement amount under its insurance policy and, as such, an insurance receivable of $46.8 million was recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2025. As the appeals process expired in January 2026 and the judgment is now final, the Company released the accrued balance and related insurance receivable during the three months ended March 31, 2026. See further discussion regarding the Lilien matter in “Note 12 – Commitments and Contingencies” to the Company’s Condensed Consolidated Financial Statements of this Quarterly Report.
NOTE 8 – LONG-TERM DEBT
The Company’s Long-Term Debt as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Long-term debt
Credit Agreement, dated as of February 23, 2022 (the “2022 Credit Agreement”)
$675 Million 7-Year Senior Secured Term Loan Facility (the “2022 Term Loan Facility”)	$354,750	$354,750
$150 Million 5-Year Senior Secured Revolving Credit Facility (the “2022 Revolver”)(1)	—	—
Debt issuance costs	(2,266)	(2,460)
Total term loan debt	352,484	352,290
Less: Current portion	—	—
Long-term debt, net of debt issuance costs and current portion	$352,484	$352,290
(1) As of March 31, 2026 and December 31, 2025, the Company did not have any outstanding amounts drawn on the 2022 Revolver, including letters of credit and swingline loan sub-facilities. As of March 31, 2026, the Company had $150 million of available borrowing capacity under the 2022 Revolver.
The 2022 Credit Agreement contains a number of covenants that, among other things, restrict Olaplex, Inc.’s ability to (subject to certain exceptions) (i) pay dividends and distributions or repurchase its capital stock, (ii) prepay, redeem, or repurchase certain indebtedness, (iii) incur additional indebtedness and guarantee indebtedness, (iv) create or incur liens, (v) engage in mergers, consolidations, liquidations or dissolutions, (vi) sell, transfer or otherwise dispose of assets, (vii) make investments, acquisitions, loans or advances and (viii) enter into certain transactions with affiliates. The 2022 Credit Agreement also includes, among other things, customary affirmative covenants (including reporting covenants) and events of default (including a change of control) for facilities of this type, subject to certain exceptions and thresholds set forth in the 2022 Credit Agreement. In addition, the 2022 Credit Agreement includes a springing first lien leverage ratio financial covenant, which is applicable only to the lenders under the 2022 Revolver. The Company was in compliance with these affirmative and negative covenants as of March 31, 2026. The 2022 Term Loan Facility and the 2022 Revolver are secured by substantially all of the assets of Olaplex, Inc. and the other guarantors, subject to certain exceptions and thresholds.
The interest rate on outstanding debt under the 2022 Term Loan Facility was 7.3% per annum as of March 31, 2026. The interest rates for all facilities under the 2022 Credit Agreement are calculated based upon the Company’s election among (a) adjusted term secured overnight financing rate (“SOFR”) (subject to a 0.50% floor with respect to the 2022 Term Loan Facility, and a 0% floor with respect to the 2022 Revolver) plus an additional interest rate spread, (b) with respect to a borrowing in Euros under the 2022 Revolver, a euro interbank offered rate (subject to a 0% floor) plus an additional interest rate spread, or (c) an “Alternate Base Rate” (as defined in the 2022 Credit Agreement) (subject to a 1.50% floor with respect to the 2022 Term Loan Facility, and a 1.00% floor with respect to the 2022 Revolver) plus an additional interest rate spread.
Interest expense, inclusive of amortization of debt issuance costs, for the three months ended March 31, 2026 and March 31, 2025 was $7.1 million and $13.7 million, respectively.
The fair value of the Company’s long-term debt is based on the market value of its long-term debt instrument. Based on the inputs used to value the long-term debt, the Company’s long-term debt is categorized within Level 2 in the fair value hierarchy. As of March 31, 2026, the carrying amount, excluding debt issuance costs, and estimated fair value of the Company’s long-term debt was $354.8 million and $355.2 million, respectively. As of December 31, 2025, the carrying amount, excluding debt issuance costs, and estimated fair value of the Company’s long-term debt was $354.8 million and $343.2 million, respectively.

Interest Rate Cap
The Company’s results are subject to risk from interest rate fluctuations on borrowings under the 2022 Credit Agreement, including the 2022 Term Loan Facility. The Company may, from time to time, utilize interest rate derivatives in an effort to add stability to interest expense and to manage its exposure to interest rate fluctuations. See further discussion in “Note 5 – Fair Value Measurement” to the Company’s Condensed Consolidated Financial Statements of this Quarterly Report.
During the three months ended March 31, 2026, the Company’s 2024 Interest Rate Cap generated a $0.2 million unrecognized pre-tax gain, recorded in Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets. During the same period, the Company also recognized $0.2 million of interest expense related to amortization of the 2024 Interest Rate Cap premium paid by the Company.
During the three months ended March 31, 2025, the Company’s 2024 Interest Rate Cap generated an immaterial unrecognized pre-tax gain, recorded in Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets. During the same period, the Company also recognized $0.2 million of interest expense related to amortization of the 2024 Interest Rate Cap premium paid by the Company.
The Company performed an initial effectiveness assessment on the 2024 Interest Rate Cap and determined it to be an effective hedge of the cash flows related to the interest rate payments on the 2022 Term Loan Facility. The hedge is evaluated qualitatively on a quarterly basis for effectiveness. For derivatives designated, and that qualify, as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into Interest expense in the same period(s) during which the hedged transaction affects earnings, as documented at hedge inception in accordance with the Company’s accounting policy election. Payment of the up-front premium of the 2024 Interest Rate Cap is included within prepaid expenses and other current assets and other assets and liabilities within the cash flows from operating activities on the Company’s Condensed Consolidated Statements of Cash Flows.
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
NOTE 9 – INCOME TAXES
The Company’s effective tax rate was 45.4% for the three months ended March 31, 2026, as compared to 47.2% for the three months ended March 31, 2025.
The effective tax rate for the three months ended March 31, 2026 was higher than the statutory rate of 21% primarily due to the unfavorable impact of non-deductible stock compensation and the effect of state income taxes.
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
NOTE 10 – EQUITY
During the three months ended March 31, 2026, the Company issued 2,634,942 shares of its common stock, of which 297,945 shares were issued as a result of stock options exercised and 2,336,997 shares were issued upon vesting of restricted stock units.
During the three months ended March 31, 2025, the Company issued 1,485,913 shares of its common stock, of which 692,681 shares were issued as a result of stock options exercised and 793,232 shares were issued upon vesting of restricted stock units.

NOTE 11 – RELATED PARTY TRANSACTIONS
Tax Receivable Agreement
In connection with the Reorganization Transactions, the Company entered into the Tax Receivable Agreement with the Pre-IPO Stockholders. See further discussion in “Note 2 – Summary of Significant Accounting Policies – Tax Receivable Agreement” to the Company’s Condensed Consolidated Financial Statements of this Quarterly Report.
Concurrently with the execution and delivery of the Merger Agreement, the Company entered into the Tax Receivable Agreement Waiver and Amendment, pursuant to which certain Pre-IPO Stockholders irrevocably waived their rights to receive any remaining payments under the Tax Receivable Agreement. In addition, the Tax Receivable Agreement was amended to provide for its automatic termination upon the Effective Time, subject to the payment of certain amounts to non-waiving Pre-IPO Stockholders. See further discussion in “Note 1 – Nature of Operations and Basis of Presentation – Proposed Acquisition by Henkel US Operations Corporation” to the Company’s Condensed Consolidated Financial Statements of this Quarterly Report.
The Company did not make any payments pursuant to the terms of the Tax Receivable Agreement during either the three months ended March 31, 2026 or 2025.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Commitments
Purchase commitments are comprised of the Company’s commitments for contracted goods and services arising in the ordinary course of business. These commitments are generally short-term in nature and are recorded as liabilities when the related goods are received or services rendered.
Contingencies
From time to time, the Company is subject to various legal actions arising in the ordinary course of business. The Company cannot predict with reasonable assurance the outcome of these legal actions brought against the Company as they are subject to uncertainties. Accordingly, any settlement or resolution of these legal actions may occur and affect the Company’s net income in the period in which the settlement or resolution occurs.
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

On March 22, 2024, a second purported derivative action was filed against the Company, Advent International Corporation, and certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California, captioned Hutchinson v. Advent International Corporation, et al., No. 2:24-cv-02364. This action is premised on allegations similar to those asserted in the Lilien federal securities litigation and in the Ciuffo federal derivative action and seeks similar relief to that sought in Ciuffo. On April 19, 2024, the parties in both purported derivative actions filed a joint stipulation to consolidate the two derivative actions into the first filed docket (No. 2:23 cv-09712-SVW-SK), and to stay proceedings in the consolidated case, which the court granted on June 26, 2024. On March 17, 2025, the court held a status conference with the parties, during which the court ordered that the stay in the action shall remain in effect pending resolution of the Lilien action. On May 28, 2025, the court entered an order lifting the stay as to the master file and restoring it to the active calendar, while ordering that all consolidated derivative actions are stayed and moved into the inactive calendar. On February 23, 2026, the parties filed a notice of settlement with the court that indicated that the parties reached a binding settlement agreement that resolves the derivative claims, subject to court approval. The parties requested that the court set a deadline to file the motion for preliminary approval of the settlement and confirm a stay of the proceedings. On February 25, 2026, the court approved the parties’ request and moved the matter to the inactive calendar pending finalization of the settlement. On April 24, 2026, the parties executed a settlement agreement, and plaintiffs filed their motion for preliminary approval of the settlement. On May 7, 2026, the court granted the motion for preliminary approval of the settlement.
Any potential loss associated with these pending legal proceedings is not probable or reasonably estimable at this time.
As of March 31, 2026, the Company was not subject to any other currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
NOTE 13 – NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator in the basic and diluted net (loss) income per common share computations:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss) income	$(5,287)	$465

Denominator:
Weighted average common shares outstanding – basic	669,942,446	664,685,462
Dilutive common equivalent shares from equity options and awards	—	1,775,252
Weighted average common shares outstanding – diluted	669,942,446	666,460,714

Net (loss) income per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00
The shares of the Company’s common stock underlying stock options, restricted stock units and stock settled stock appreciation rights (“SARs”) that were excluded in the computation of diluted net (loss) income per common share because their inclusion would have been anti-dilutive were as follows:

	Three Months Ended March 31,
	2026	2025
Stock options	9,289,833	8,891,906
Restricted stock units	21,356,362	10,964,556
SARs	—	39,555

NOTE 14 – SEGMENT REPORTING
The Company sells haircare products through three sales channels: professional, specialty retail and DTC. The Company does not have intersegment revenues. See further discussion in “Note 3 – Net Sales” to the Company’s Condensed Consolidated Financial Statements of this Quarterly Report for more information. The Company manages its business on the basis of its three sales channels that are part of a single operating segment and, therefore, a single reportable segment.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM assesses the Company’s performance based on net income that is also reported on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The measure of the Company’s segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.
The CODM uses net income to evaluate income generated from segment assets in deciding how to reinvest profits into the Company as well as in assessing performance of the segment.

	Three Months Ended March 31,
	2026	2025
Net sales	$99,369	$96,978
Less: (1)
Cost of product (excluding amortization)	25,293	27,230
Marketing expenses	26,036	18,111
Adjusted selling, general, and administrative (2)	27,828	25,553
Depreciation and amortization	13,318	13,372
Interest expense	7,132	13,725
Interest income	(2,702)	(5,952)
Income tax (benefit) provision	(4,396)	416
Share-based compensation expense	3,517	2,918
Other segment items (3)	8,630	1,140
Net (loss) income	$(5,287)	$465
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Amounts exclude depreciation and amortization expense, marketing expenses, share-based compensation expense and the other costs described in footnote 3 to this table.
(3) For the three months ended March 31, 2026, other segment items included $7.4 million of Merger transaction-related costs, research and development costs and Other expense (income), net. For the three months ended March 31, 2025, other segment items included research and development costs and Other expense (income), net.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited, interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our audited Consolidated Financial Statements included in the 2025 Form 10-K.
Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and our proposed acquisition by Henkel US Operations Corporation, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and in “Item 1A. - Risk Factors” in this Quarterly Report and in the 2025 Form 10-K.
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
Proposed Acquisition by Henkel US Operations Corporation
On March 26, 2026, Olaplex Holdings entered into an Agreement and Plan of Merger (as it may be amended, modified or supplemented from time to time, the “Merger Agreement”), by and among Olaplex Holdings, Henkel US Operations Corporation, a Delaware corporation (“Parent”), and Margot Acquisition Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into Olaplex Holdings, with Olaplex Holdings continuing as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”). If the Merger is completed, each share of common stock, par value $0.001 per share, of Olaplex Holdings (the “Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (subject to certain exceptions described in “Note 1 – Nature of Operations and Basis of Presentation – Proposed Acquisition by Henkel US Operations Corporation” to the Company’s Condensed Consolidated Financial Statements of this Quarterly Report) will be converted into the right to receive $2.06 per share in cash, without interest, subject to applicable withholding taxes.
The Merger Agreement contains customary representations, warranties and covenants that we must observe, including certain interim operating covenants that may restrict our operations during the pendency of the Merger, subject to certain exceptions. In addition, the Merger Agreement contains certain termination rights that may require us to pay Parent a $40,440,000 termination fee under certain circumstances. For additional details of the Merger and the terms thereof, refer to the Merger Agreement, a copy of which is incorporated by reference as an exhibit to this Quarterly Report.

The Merger is presently expected to close as soon as the second half of 2026, subject to customary closing conditions, including, without limitation, (i) twenty calendar days having elapsed since we mailed to our stockholders the information statement as contemplated by Regulation 14C of the Exchange Act, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and approvals under the laws of Germany, Australia and the United Kingdom, and (iii) the absence of any law or governmental order prohibiting the Merger. The initial outside date for completion of the Merger is March 31, 2027, which may be extended to September 30, 2027 if, as of such initial date, all conditions to the closing of the Merger other than conditions relating to the HSR Act or other applicable antitrust and foreign direct investment laws have been satisfied or waived. We cannot predict with certainty, however, whether or when all the required closing conditions will be satisfied or if the Merger will close at all.
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
Expand our Diversified, Scalable Go-to-market Model
We are focused on sharpening our execution to support our Bonds and Beyond vision. We seek to capitalize on renewed momentum in our Professional channel, providing our Pro partners with tools and support to serve as powerful ambassadors for our brand. We are also deepening our point-of-sale partnerships, tailoring our brand marketing strategies and utilizing key promotional windows aimed at driving visibility while protecting our premium positioning. We will continue to focus on executing our three-tiered international strategy, prioritizing high-potential regions and improving local execution as we seek to scale our global reach in a disciplined, repeatable way. Finally, we aim to optimize our points of access to meet our consumers where they shop and maintain brand integrity as we extend our global footprint.
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
Results of operations
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The following table sets forth our consolidated results for each of the periods presented:

	Three Months Ended March 31,
	2026		2025
	(in thousands)	% of net sales	(in thousands)	% of net sales
Net sales	$99,369	100.0%	$96,978	100.0%
Cost of sales:
Cost of product (excluding amortization)	25,293	25.5	27,230	28.1
Amortization of patented formulations	2,416	2.4	2,392	2.5
Total cost of sales	27,709	27.9	29,622	30.5
Gross profit	71,660	72.1	67,356	69.5
Operating expenses:
Selling, general, and administrative	65,951	66.4	47,987	49.5
Amortization of other intangible assets	10,820	10.9	10,893	11.2
Total operating expenses	76,771	77.3	58,880	60.7
Operating (loss) income	(5,111)	(5.1)	8,476	8.7
Interest expense	7,132	7.2	13,725	14.2
Interest income	(2,702)	(2.7)	(5,952)	(6.1)
Other expense (income), net	142	0.1	(178)	(0.2)
(Loss) Income before provision for income taxes	(9,683)	(9.7)	881	0.9
Income tax (benefit) provision	(4,396)	(4.4)	416	0.4
Net (loss) income	$(5,287)	(5.3)%	$465	0.5%
Net Sales
We distribute products in the U.S. and internationally through professional distributors in salons, directly to retailers for sale in their physical stores and on their e-commerce sites, and DTC through sales to third party e-commerce customers and through our Olaplex.com websites. As such, net sales by our three sales channels consisting of professional, specialty retail and DTC were as follows:

(in thousands)	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net sales by Channel:
Professional	$38,785	$34,538	$4,247	12.3%
Specialty retail	33,411	38,553	(5,142)	(13.3)%
DTC	27,173	23,887	3,286	13.8%
Total Net sales	$99,369	$96,978	$2,391	2.5%

Total net sales increased 2.5% for the three months ended March 31, 2026, compared to the same period in 2025. By channel, professional increased 12.3%, DTC increased 13.8% and specialty retail decreased 13.3% for the three months ended March 31, 2026, as compared to the same period in the previous year. U.S. and international net sales represented 48% and 52% of total net sales, respectively, for the three months ended March 31, 2026. U.S. and international net sales represented 51% and 49% of total net sales, respectively, for the three months ended March 31, 2025.
Cost of Sales and Gross Profit

(in thousands)	Three Months Ended March 31,		$ Change	% Change
	2026	2025
Cost of sales	$27,709	$29,622	$(1,913)	(6.5)%
Gross profit	$71,660	$67,356	$4,304	6.4%
Our cost of sales decreased primarily due to channel mix in the three months ended March 31, 2026 as compared to the same period in the previous year. In addition, the Company recorded $0.2 million in inventory write-offs during the three months ended March 31, 2026, as compared to $1.1 million recorded during the three months ended March 31, 2025.
As a result of the activity described above, our gross profit margin increased to 72.1% for the three months ended March 31, 2026 from 69.5% in the three months ended March 31, 2025.
Operating Expenses

(in thousands)	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Selling, general, and administrative expenses	$65,951	$47,987	$17,964	37.4%
Amortization of other intangible assets	10,820	10,893	(73)	(0.7)%
Total operating expenses	$76,771	$58,880	$17,891	30.4%
The increase in selling, general and administrative expenses during the three months ended March 31, 2026, compared to the same period in 2025, was primarily driven by an increase of $7.9 million in non-payroll advertising and marketing expenses, $7.4 million in Merger transaction-related costs and $3.9 million in payroll costs driven by headcount and merit increases, partially offset by a decrease of $1.6 million in other legal and professional fees.
Interest Expense, Net

(in thousands)	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Interest expense	$7,132	$13,725	$(6,593)	(48.0)%
Interest income	(2,702)	(5,952)	3,250	(54.6)%
Interest expense, net	$4,430	$7,773	$(3,343)	(43.0)%
Interest expense for the three months ended March 31, 2026 decreased as compared to the same period in the previous year due to our voluntary repayment of $300.0 million of outstanding principal on the 2022 Term Loan Facility on May 1, 2025, as well as lower interest rates during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Interest income for the three months ended March 31, 2026 decreased as compared to the same period in the previous year due to the $300.0 million principal repayment on the 2022 Term Loan Facility, which reduced available funds for investments, as well as lower interest rates during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Other Expense (Income), Net

(in thousands)	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Other expense (income), net	$142	$(178)	$320	(179.8)%
Other expense, net was $0.1 million for the three months ended March 31, 2026, as compared to other income, net of $0.2 million for the three months ended March 31, 2025, primarily due to foreign currency transaction activity driven by the performance of the U.S. dollar.
Income Tax (Benefit) Provision

(in thousands)	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Income tax (benefit) provision	$(4,396)	$416	$(4,812)	(1,156.7)%
Our effective tax rate was 45.4% for the three months ended March 31, 2026, as compared to 47.2% for the three months ended March 31, 2025.
Our effective tax rate for the three months ended March 31, 2026 was higher than the statutory rate of 21% primarily due to the unfavorable impact of non-deductible stock compensation and the effect of state income taxes.
For the three months ended March 31, 2025, our effective tax rate was higher than the statutory tax rate of 21% primarily due to discrete tax expenses for a change in prior year estimates, write-off of deferred tax assets associated with net shortfalls upon vesting of restricted stock units, forfeitures of non-qualified stock options and restricted stock units and the impact of those items on the lower book income for the three months ended March 31, 2025.
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
Although international markets represented 52% of our net sales during the three months ended March 31, 2026, the majority of our bank deposits are held within the U.S.
As of March 31, 2026, we had $326.2 million of cash and cash equivalents. In addition, as of March 31, 2026, we had borrowing capacity of $150.0 million under the 2022 Revolver, providing us with a liquidity position of $476.2 million plus $48.9 million of working capital excluding cash and cash equivalents for a combined $525.1 million total liquidity position.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$7,499	$(2,917)
Investing activities	(288)	(996)
Financing activities	227	(1,161)
Net increase (decrease) in cash and cash equivalents	$7,438	$(5,074)
Operating Activities
Net cash provided by operating activities was $7.5 million for the three months ended March 31, 2026, primarily reflecting our net loss of $5.3 million, net of non-cash cost items and changes in operating working capital. Non-cash adjustments were primarily driven by amortization of other intangibles of $10.8 million, share-based compensation expense of $3.5 million and amortization of patent formulations of $2.4 million, partially offset by deferred taxes of $4.4 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $0.8 million.
Net cash used in operating activities was $2.9 million for the three months ended March 31, 2025, primarily reflecting our net income of $0.5 million, net of non-cash cost items and changes in operating working capital. Non-cash adjustments were primarily driven by amortization of other intangibles of $10.9 million, share-based compensation expense of $2.9 million, and amortization of patent formulations of $2.4 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $21.4 million.
Investing Activities
Net cash used in investing activities was $0.3 million for the three months ended March 31, 2026 and was related to the purchase of property and equipment and the purchase and development of software.
Net cash used in investing activities was $1.0 million for the three months ended March 31, 2025, primarily reflecting investments of $0.9 million related to the purchase and development of software.
Financing Activities
Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2026 and consisted of proceeds from stock option exercises.
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

If necessary, we may borrow funds under our 2022 Revolver to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends, to a significant extent, on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described in “Item 1A. - Risk Factors” in this Quarterly Report and in our 2025 Form 10-K. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be consumer demand for our products and our ability to continue providing innovative products to our customers and manage production and our supply chain.
Merger Agreement
Under the Merger Agreement, the Company has agreed to various customary covenants and agreements, including, among others, covenants to use commercially reasonable efforts to conduct its business in the ordinary course of business during the interim period between execution of the Merger Agreement and the consummation of the Merger. Outside of certain limited exceptions, the Company may not engage in or take specified actions during this period unless agreed to in writing by Parent, which include, among others:
•Incurring or guaranteeing debt, except for intercompany arrangements and revolver borrowings capped at $20.0 million outstanding at any time;
•Paying dividends or making distributions (other than upstream dividends among wholly owned subsidiaries);
•Selling, pledging, or otherwise encumbering material assets (generally, dispositions and encumbrances of material non IP assets over $0.5 million in the aggregate are restricted, subject to ordinary-course and other exceptions), and disposing of material company-owned intellectual property other than in the ordinary course;
•Making investments, loans, advances, or capital contributions to third parties above specified thresholds (generally restricted above $0.5 million in the aggregate, subject to ordinary-course employee expense advances and intercompany exceptions);
•Making capital expenditures above $3.0 million per fiscal year (including authorizations and commitments);
•Entering into, terminating, or materially amending material contracts in an adverse manner, or entering into new contracts that would be “material contracts” under the agreement;
•Settling litigation above specified monetary thresholds (generally restricted above $0.5 million per matter or $2.5 million aggregate, net of reserves and insurance, and also restricted if it would impose equitable relief or include an admission); and
•Taking other actions that could indirectly affect liquidity, including, without limitation, significant workforce actions that could trigger Worker Adjustment and Retraining Notification Act of 1988, as amended, obligations, material changes to the terms or pricing of commercial agreements outside the ordinary course of business, and amendments to certain tax elections, in each case absent any required consent or applicable-law requirement.
2022 Credit Facility
As of March 31, 2026, we had outstanding indebtedness under the 2022 Credit Agreement of $354.8 million. As of March 31, 2026, we had $150.0 million of available borrowing capacity under the 2022 Revolver.
The interest rate on outstanding amounts under the 2022 Term Loan Facility was 7.3% per annum as of March 31, 2026. We have not drawn on the 2022 Revolver as of March 31, 2026. The remaining balance under the 2022 Term Loan Facility is due at maturity. The maturity date of the 2022 Term Loan Facility is February 23, 2029, and the maturity date of the 2022 Revolver is February 23, 2027.

The 2022 Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions) pay dividends and distributions or repurchase its capital stock, incur additional indebtedness, create liens on assets, engage in mergers or consolidations and sell or otherwise dispose of assets. The 2022 Credit Agreement also includes reporting, financial and maintenance covenants, including a springing first lien leverage ratio financial covenant that is applicable only to lenders under the 2022 Revolver. The Company was in compliance with these affirmative and negative covenants on March 31, 2026 and December 31, 2025. Substantially all the assets of the Company constitute collateral under the 2022 Credit Agreement.
In order to limit our exposure to potential increases in future interest rates related to the 2022 Term Loan Facility, on May 7, 2024, we entered into the 2024 Interest Rate Cap in connection with the 2022 Term Loan Facility, with a notional amount of $400.0 million, which amortized to $200.0 million on July 31, 2025, at a strike rate of 5.00%. The 2024 Interest Rate Cap expires on July 31, 2026. We have designated the 2024 Interest Rate Cap as a cash-flow hedge for accounting purposes.
See “Note 8 – Long-Term Debt” to the Company’s Condensed Consolidated Financial Statements of this Quarterly Report for additional information.
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
The Tax Receivable Agreement liability is calculated based on current tax laws and the assumption that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the Tax Receivable Agreement. Updates to our blended state tax rate, allocation of U.S. versus foreign sourced income and changes in U.S. tax rules may significantly impact the established liability, and changes would be recorded to Other expense (income), net in the period we made the determination.
Concurrently with the execution and delivery of the Merger Agreement, the Company entered into the Tax Receivable Agreement Waiver and Amendment, pursuant to which certain Pre-IPO Stockholders irrevocably waived their rights to receive any remaining payments under the Tax Receivable Agreement. In addition, the Tax Receivable Agreement was amended to provide for its automatic termination upon the Effective Time, subject to the payment of certain amounts to non-waiving Pre-IPO Stockholders. If the Merger Agreement is terminated in accordance with its terms, the Tax Receivable Agreement Waiver and Amendment will be null and void ab initio and all obligations under the Tax Receivable Agreement will continue in full force and effect. See further discussion in “Note 1 – Nature of Operations and Basis of Presentation – Proposed Acquisition by Henkel US Operations Corporation” to the Company’s Condensed Consolidated Financial Statements of this Quarterly Report.
If the Merger Agreement is terminated and as a result the Tax Receivable Agreement Waiver and Amendment becomes null and void, we expect that future payments under the Tax Receivable Agreement relating to the Pre-IPO Tax Assets could aggregate to $165.1 million, with payments expected to continue through 2038. Payments under the Tax Receivable Agreement, which began in the year ended December 31, 2022, are not conditioned upon the Pre-IPO Stockholders’ continued ownership of equity in the Company.
Critical Accounting Estimates
Our unaudited, interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements requires us to make estimates and assumptions about future events that affect amounts reported in our unaudited, interim Condensed Consolidated Financial Statements and related notes at the date of the financial statements. We evaluate our accounting estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. For additional detail regarding our critical accounting estimates, see our discussion for the year ended December 31, 2025 in the 2025 Form 10-K. There have been no material changes to these critical accounting estimates in the three months ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures or management of market risk from those disclosed in Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in the 2025 Form 10-K.
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
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For detail on certain legal proceedings, see “Note 12 – Commitments and Contingencies - Pending Legal Proceedings” to the Company’s Condensed Consolidated Financial Statements of this Quarterly Report.
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Investors should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the 2025 Form 10-K, as supplemented by the risk factors set forth below, together with the other information contained in this Quarterly Report. The risks described in Part I, “Item 1A. Risk Factors” in the 2025 Form 10-K and below reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, and the trading price of our common stock could decline. The risks and uncertainties described below and in the 2025 Form 10-K are not the only ones we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, prospects, operating results or financial condition. See “Special Note Regarding Forward-Looking Statements” of this Quarterly Report. The following risk factors supplement the risk factors discussed in Part I, “Item 1A. Risk Factors” in the 2025 Form 10-K.
Risks Related to the Merger
Failure to complete the Merger, or delays in completing the Merger, could materially adversely affect our business, financial condition, results of operations and stock price.
The proposed Merger is subject to various closing conditions, including, among other things, the expiration or termination of the applicable waiting period under the HSR Act and the receipt of regulatory approvals under the laws of Germany, Australia and the United Kingdom, the mailing of the information statement on Schedule 14C and the expiration of a twenty-calendar-day waiting period thereafter, the absence of any law or governmental order prohibiting the Merger, and other customary closing conditions. It is possible that a governmental authority may enjoin or otherwise prohibit the consummation of the Merger, or that certain required regulatory approvals may not be obtained on a timely basis or at all. If any condition to the closing of the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. Furthermore, during the period between now and completion of the Merger, our business, results of operations and financial condition may be adversely impacted by, or otherwise change as a result of, a variety of factors, and such changes could affect the likelihood, timing or perceived benefits of the Merger.
The conditions to closing may not be satisfied or waived or other events may intervene to delay or result in the failure to consummate the Merger. In addition, the Merger Agreement may be terminated under certain circumstances, including if there has been a material breach by the Company of its representations, warranties or covenants or if a Company Material Adverse Effect (as defined in the Merger Agreement) has occurred since the signing of the Merger Agreement. If the Merger is not completed, our ongoing business may be adversely affected, and we will be subject to a number of risks, including the following:
•we may be required to pay Parent a termination fee of $40,440,000 if the Merger Agreement is terminated under certain circumstances, and/or damages pursuant to the Merger Agreement;
•the Merger Agreement places certain restrictions on the conduct of our business, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, may have been pursued;

•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory and printing fees;
•if the Merger Agreement is terminated, the Tax Receivable Agreement Waiver and Amendment entered into in connection with the Merger may be null and void ab initio and our obligations under the Tax Receivable Agreement may continue in full force and effect; and
•matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company, in each case, without realizing any of the benefits of having completed the Merger, which may adversely affect our business and financial results.
The market price of our Common Stock might decline materially as a result of any such failure to complete the Merger, to the extent that the current market prices reflect a market assumption that the Merger will be completed. If that were to occur, it is uncertain when, if ever, the price of our Common Stock would return to the price levels at which shares of our Common Stock currently trade. We may also be negatively impacted if the Merger Agreement is terminated and our Board seeks but is unable to find another business combination or strategic transaction offering equivalent or more attractive benefits than the benefits expected to be provided in the Merger. Our officers or members of our Board may also be subject to litigation related to entering into or failing to consummate the Merger.
Uncertainty about the Merger may adversely affect our business and our relationships with employees, customers, suppliers and others with whom we do business, and the Merger may disrupt our current plans and operations or divert management’s attention away from ongoing business opportunities and operational matters.
Uncertainty about the completion or effect of the Merger may affect the relationship between us and our employees, customers, manufacturers, suppliers, and other business partners which may have an adverse effect on our business, financial condition and results of operations. In addition, such uncertainty may disrupt our current plans and operations and may require a substantial commitment of time and resources by our management, which could otherwise have been devoted to other opportunities and operational matters. These uncertainties may cause customers, suppliers and others that deal with us to seek to change existing business relationships and to delay or defer decisions concerning us. Further, pursuant to the Merger Agreement, we are subject to certain restrictions during the pendency of the proposed transaction that may impact our ability to pursue certain business opportunities, strategic transactions or initiatives. Changes to existing business relationships, including termination or modification, could negatively affect our revenues, earnings and cash flow, as well as the market price of our Common Stock.
In addition, we are dependent on the experience and industry knowledge of our officers, key management personnel and other key employees to operate our business and execute our business plans. Uncertainty regarding the Merger, including the possibility of a delay in consummation or that the Merger will not be consummated, as well as uncertainty about employee roles following the Merger, may have an adverse effect on our ability to attract or retain key management personnel and other key employees. Our business could be negatively impacted if key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the business if the Merger is not consummated, and it may be difficult to attract new employees to fill such roles due to uncertainty related to the Merger. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.
Any legal proceedings filed against us in connection with the Merger could delay or prevent the completion of the Merger.
Transactions such as the Merger often give rise to lawsuits by stockholders or other third parties. One of the conditions to the closing of the Merger is that the consummation of the Merger is not then prohibited or made illegal by any law, order, injunction or decree. In connection with the Merger, plaintiffs may file lawsuits against us and/or our directors and officers. Such legal proceedings could also prevent or delay the completion of the Merger and result in additional costs. In addition, if any lawsuit is successful in obtaining an injunction prohibiting us or Parent from consummating the Merger on the agreed-upon terms, the injunction may prevent the Merger from being completed within the expected timeframe, or at all. If the Merger is prevented or delayed, the lawsuits could result in substantial costs, including any costs associated with the indemnification of directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect our business, financial condition or results of operations.

The Merger may involve regulatory risks.
Consummation of the Merger is conditioned upon, among other things, the expiration or termination of the waiting period under the HSR Act and the receipt of approvals, waivers or the expiration of waiting, notice, approval or review periods under the laws of Germany, Australia and the United Kingdom. These regulatory approvals may not be obtained on a timely basis or at all, and the granting of such approvals could involve the imposition of conditions that could adversely affect the Company or cause the parties to abandon the Merger. Under the Merger Agreement, the initial outside date for completion of the Merger is March 31, 2027, and will be automatically extended to September 30, 2027 if regulatory approvals remain the sole unsatisfied condition as of the initial outside date. Delays in obtaining regulatory approvals could reduce the anticipated benefits of the Merger or result in additional costs.
The Merger Agreement contains provisions that prevent the Company from accepting an alternative acquisition.
As a result of the execution and delivery of a written consent adopting the Merger Agreement by certain investment funds affiliated with Advent International Corporation, which held approximately 75% of the issued and outstanding shares of common stock of Olaplex Holdings as of such date, the Company is not permitted to terminate the Merger Agreement to enter into an agreement for an alternative acquisition. The Merger Agreement also contains provisions that may discourage a third party from submitting an alternative proposal to us should the Merger not be consummated, which proposal might result in greater value to our stockholders than the Merger. Specifically, we may be required to pay to Parent a termination fee in cash equal to $40,440,000 under certain circumstances involving acquisition proposals for competing transactions during a specified period following termination of the Merger Agreement. If the Merger Agreement is terminated and we determine to seek another strategic transaction, we may not be able to negotiate a transaction on terms comparable to, or better than, the terms of the proposed Merger.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(c)During the three months ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1*
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
10.1
Limited Waiver and Amendment, dated as of March 26, 2026, by and among Olaplex Holdings, Inc., the Tax Receivable Agreement Parties (as defined therein) and Penelope Group Holdings GP, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 26, 2026 (File No. 001-40860)).

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
*Schedules omitted pursuant to item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request, provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.
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

OLAPLEX HOLDINGS, INC.

	By:	/s/ Amanda Baldwin
May 11, 2026		Name:	Amanda Baldwin
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Catherine Dunleavy
May 11, 2026		Name:	Catherine Dunleavy
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)